Form 10-Q
period 1998-03-31
AIRXCEL INC
filed 1998-05-15
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                        COMMISSION FILE NUMBER 333-43335

                                  AIRXCEL, INC.
             (Exact name of Registrant as specified in its charter)

                               Delaware 48-1071795
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

                 3050 North Saint Francis, Wichita, Kansas 67219
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (316) 832-3400
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed, since last year)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. YES      NO  XX
                                              ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                1,000 shares of Common Stock as of March 31, 1998

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                  March 31, 1998  December 31, 1997
                                                                  --------------  -----------------
                                                                    (Unaudited)       (Note 1)
ASSETS
Current Assets:
   Cash and cash equivalents                                         $   3,465        $  9,691
   Accounts receivable, net                                             17,805           8,310
   Inventories                                                          22,753          13,129
   Other current assets                                                  4,541           3,307
                                                                     ---------        --------
       Total current assets                                             48,564          34,437
                                                                     ---------        --------
Property, plant and equipment, net                                      18,391           8,693
Loan financing costs, net                                                4,155           3,244
Non-compete agreements, net                                              1,085            --
Other identifiable intangible assets, net                               32,085          24,553
Goodwill, net                                                           23,982           6,006
                                                                     ---------        --------
       Total assets                                                  $ 128,262        $ 76,933
                                                                     =========        ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current Liabilities:
   Revolving line of credit                                          $  16,756        $   --
   Current portion of long-term debt                                       481              27
   Accounts payable                                                     14,119           6,196
   Accrued expenses and other current liabilities                        9,843           5,028
                                                                     ---------        --------
       Total current liabilities                                        41,199          11,251
                                                                     ---------        --------
Long-term debt, net of current maturities                              100,271          90,328
Deferred income taxes                                                    7,039             363
Commitments and contingencies                                             --              --
Stockholder's equity (deficiency):
   Common Stock                                                              1               1
   Additional paid-in capital                                           26,182          22,086
   Accumulated deficit                                                 (46,430)        (47,096)
                                                                     ---------        --------
       Total stockholder's equity (deficiency)                         (20,247)        (25,009)
                                                                     ---------        --------
       Total liabilities and stockholder's equity (deficiency)       $ 128,262        $ 76,933
                                                                     =========        ========


        The accompanying notes are an integral part of these consolidated financial statements.

                                  AIRXCEL, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                               THREE MONTHS ENDED


                                                   March 31, 1998  March 31, 1997
                                                   --------------  --------------
Net sales                                              $28,056        $ 13,532
Cost of sales                                           20,968          10,241
                                                       -------        --------
     Gross profit                                        7,088           3,291
Selling, general and administrative expense              3,490           1,227
                                                       -------        --------
     Income from operations                              3,598           2,064
Interest expense, net                                    2,490             584
                                                       -------        --------
     Income from continuing operations before
       income tax expense                                1,108           1,480
Income tax expense                                         443             562
                                                       -------        --------
     Income from continuing operations                     665             918
Discontinued operations, less applicable income
       tax benefit                                        --              (786)
                                                       -------        --------
Net income                                             $   665        $    132
                                                       =======        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  AIRXCEL, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                               THREE MONTHS ENDED


                                                          March 31, 1998  March 31, 1997
                                                          --------------  --------------
Cash flows from operating activities:
   Net income                                               $    665         $    132
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                             851              497
       Deferred income taxes                                     186             --
       Other                                                     113             --
       Changes in assets and liabilities:
         Accounts receivable                                    (322)          (3,327)
         Inventories                                            (813)            (653)
         Other assets                                           (111)             (17)
         Accounts payable                                      3,321            3,366
         Accrued expenses and other liabilities                1,242              835
                                                            --------         --------
           Net cash provided by operating activities           5,132              833
                                                            --------         --------

Cash flows from investing activities:
   Capital expenditures                                         (266)             (98)
   Acquisition of business, net of cash acquired             (28,306)               0
                                                            --------         --------
           Net cash used in investing activities             (28,572)             (98)
                                                            --------         --------

Cash flows from financing activities:
   Net borrowings under revolving line of credit              16,756             --
   Proceeds from long-term debt                               10,000           11,290
   Principal payments on long-term debt                      (12,603)         (12,135)
   Financing costs incurred                                   (1,035)               0
   Capital contribution from parent company                    4,096                0
                                                            --------         --------
           Net cash provided by (used in) financing
                activities                                    17,214             (845)
                                                            --------         --------

           Net decrease in cash and cash equivalents          (6,226)            (110)
  Cash and cash equivalents, beginning of period               9,691              638
                                                            --------         --------
  Cash and cash equivalents, end of period                  $  3,465         $    528
                                                            ========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Supplemental disclosure of noncash activities:
  Acquired business, assets and liabilities:
     Accounts receivable                                              $   9,829
     Inventories                                                          8,794
     Other current assets                                                   651
     Property, plant and equipment, net                                   9,733
     Non-compete agreement, net                                           1,100
     Other identifiable intangible assets, net                            7,900
     Goodwill                                                            15,506
     Accounts payable                                                    (4,967)
     Accrued expenses and other current liabilities                      (1,230)
     Long-term debt                                                     (13,001)
     Deferred income taxes                                               (6,009)
                                                                      ---------
       Fair value of assets acquired                                  $  28,306
                                                                      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  AIRXCEL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The accompanying interim consolidated financial statements have not been audited but reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes therein for the fiscal year ended December 31, 1997 included in the Company's Form S-4 filed with the Securities and Exchange Commission on April 7, 1998. The results of operations for any interim period are not necessarily indicative of results for the full year or for any quarter.

2.   ORGANIZATION AND BUSINESS:

     Airxcel, Inc. (the "Company") is a wholly-owned subsidiary of Airxcel Holdings Corporation, formerly known as RV Holdings Corporation (Holdings). The Company is a designer, manufacturer and marketer of recreation vehicle air conditioning equipment in the United States, Canada and certain international markets.

     On March 17, 1998, the Company completed the acquisition of 100% of the outstanding common stock of KODA Enterprises Group, Inc. (KODA), a designer and manufacturer of heating, water heating and cooking appliances for the recreation vehicle industry and other specialty products for the heating, ventilating and air conditioning industry. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective fair values. The financial statements include the accounts and results of operations since that date.

     On November 10, 1997, the Company completed the acquisition of Crispaire Corporation (Crispaire), a designer, manufacturer and marketer of air conditioning units and heat pump water heaters. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective fair values. The financial statements include the accounts and results of operations since that date.

     The following reflects the operating results of the Company for the three months ended March 31, 1998 and 1997 assuming the acquisitions occurred as of the beginning of each of the respective periods:

                           Pro Forma Operating Results
                                   (Unaudited)

                                                  March 31, 1998      March 31, 1997
Net sales                                             $37,987            $33,321
Income before extraordinary item                          900                462
Net income                                                200                201

     The proforma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisition been made at the beginning of the respective periods, or the results which may occur in the future.

3.   INVENTORY:

     Inventory, excluding that associated with discontinued operations consists of the following:

                                               March 31, 1998       December 31, 1997
                                               --------------       -----------------
Raw Materials                                      $10,989               $ 6,078
Work-in-process                                      1,939                 1,057
Finished goods                                       9,825                 5,994
                                                   -------               -------
                                                   $22,753               $13,129
                                                   =======               =======

4.   DEBT:

     On March 17, 1998, the bank amended and restated the Company's Credit Facility to provide for borrowings in an aggregate principal amount of up to $38,000,000.

5.   INCOME TAXES:

     Total taxes differs from the statutory rate due to state income taxes.

6.   CONTINGENCY:

     During September 1997, the Company made a decision to upgrade certain air conditioning units which were sold in previous years. The range of estimated costs to complete the upgrade was $500,000 to $2,400,000. Management has an agreement with the vendor that supplied the component to be upgraded and the vendor is bearing a substantial portion of these costs. The Company's portion of costs to complete the upgrade is estimated to be $500,000 and, accordingly, the amount has been included in accrued expenses and other current liabilities at March 31, 1998.

7.   LITIGATION:

     The Company is a defendant in a lawsuit seeking monetary damages in an unspecified amount for an alleged patent, trademark and trade dress infringement by Crispaire. Management of the Company believes that even if this matter were determined adversely to the Company, the resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

   Net sales. Net sales increased 108.2% from $13.5 million in 1997 to $28.1 million in 1998. Net sales increased primarily due to the $10.0 million and $2.2 million of additional sales related to the acquisition of the Crispaire on November 10, 1997 and KODA on March 17, 1998, respectively. In addition, the volume of OEM and after market sales increased in comparison to the first quarter of 1997, which the Company believes was the result of dealer inventory adjustments and unseasonably cold weather in the first quarter of 1997.

   Gross Profit. Gross profit increased 115.2% from $3.3 million in 1997 to $7.1 million in 1998. The increase was principally due to the related acquisition of and gross profit from Crispaire and KODA of $2.6 million and $0.4 million respectively. The remainder is attributable to the increased volume of OEM and aftermarket sales.

   Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense increased 191.7% from $1.2 million in 1997 (9% of net sales) to $3.5 million in 1998 (12% of net sales), primarily due to amortization and depreciation expenses of Crispaire and KODA.

   Interest expense. Interest expense increased from $0.5 million in 1997 to $2.5 million in 1998, primarily as a result of the issuance of $90 million of senior subordinated debt in November 1997 and the issuance of $27.0 million of bank debt on March 17, 1998.


LIQUIDITY AND CAPITAL RESOURCES

   For the three (3) months ended March 31, 1998, the Company provided $5,132,000 in net cash flow from operating activities compared to $833,000 for the same period in 1997, primarily as a result of seasonal increases in accounts payable from vendors and increases in accrued interest expense net of decreases in inventory and accounts receivable. Capital expenditures totaled $266,000 for the three months ended March 31, 1998, compared to $98,000 for the same period in 1997 due to normal maintenance capital expenditures.

   During the three (3) months ended March 31, 1998, the Company acquired KODA. The Company paid the KODA purchase price with borrowings under its revolving line of credit, proceeds from long-term debt and a capital contribution from the Company's parent. Subsequent to the acquisition, long-term debt assumed in the KODA acquisition of $12,586,000 was repaid.

   The Company believes that its existing cash and cash equivalents, revolving line of credit and cash generated from operations will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

CERTAIN IMPORTANT FACTORS

   Except for the historical financial information contained herein, this Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue", the negative or other variations thereof, or comparable terminology, are intended forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe weather conditions, that can affect both the purchase and usage of recreational vehicles, which, in turn, affects purchases by consumers of the products that the Company sells.

                           PART 2 - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

       The Company is a defendant in a lawsuit seeking monetary damages in an unspecified amount for an alleged patent, trademark and trade dress infringement by Crispaire. Management of the Company believes that even if this matter were determined adversely to the Company, the resolution of this matter will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2.    CHANGES IN SECURITIES

       N/A

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

       N/A

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       N/A

ITEM 5.    OTHER INFORMATION

       N/A

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       a.  Exhibits
              27.1  Financial Data Schedule
       b.  Reports on Form 8-K
              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Airxcel, Inc.

May 14, 1998                               /s/ Melvin L. Adams
--------------------------                 -----------------------
         Date                              Melvin L. Adams
                                           President and Chief Executive Officer

May 14, 1998                               /s/ Richard L. Schreck
--------------------------                 -----------------------
         Date                              Richard L. Schreck
                                           Secretary/Treasurer and
                                           Chief Financial Officer