Form 10-Q
period 1998-06-30
AIRXCEL INC
filed 1998-08-13
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES XX NO_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                1,000 shares of Common Stock as of June 30, 1998

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                   June 30, 1998   December 31, 1997
                                                                     ---------        ---------
                                                                    (Unaudited)        (Note 1)
ASSETS
Current Assets:
   Cash and cash equivalents                                         $   1,562        $   9,691
   Accounts receivable, net                                             18,254            8,310
   Inventories                                                          23,227           13,129
   Other current assets                                                  3,824            3,307
                                                                     ---------        ---------
       Total current assets                                             46,867           34,437
                                                                     ---------        ---------
Property, plant and equipment, net                                      18,209            8,693
Loan financing costs, net                                                4,741            3,244
Non-compete agreements, net                                              1,039               --
Other identifiable intangible assets, net                               31,694           24,553
Goodwill, net                                                           24,361            6,006
                                                                     ---------        ---------
       Total assets                                                  $ 126,911        $  76,933
                                                                     =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current Liabilities:
   Current portion of long-term debt                                 $     798        $      27
   Accounts payable                                                     13,171            6,196
   Accrued expenses and other current liabilities                        8,160            5,028
                                                                     ---------        ---------
       Total current liabilities                                        22,129           11,251
                                                                     ---------        ---------
Long-term debt, net of current maturities                              117,895           90,328
Deferred income taxes                                                    6,245              363
Commitments and contingencies                                               --               --
Stockholder's equity (deficiency):
   Common Stock                                                              1                1
   Additional paid-in capital                                           26,182           22,086
   Accumulated deficit                                                 (45,541)         (47,096)
                                                                     ---------        ---------
       Total stockholder's equity (deficiency)                         (19,358)         (25,009)
                                                                     ---------        ---------
       Total liabilities and stockholder's equity (deficiency)       $ 126,911        $  76,933
                                                                     =========        =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                Three Months Ended        Six Months Ended
                                                     June 30,                June 30,
                                               --------------------     --------------------
                                                 1998        1997         1998        1997
                                               --------    --------     --------    --------
Net sales                                      $ 42,724    $ 15,428     $ 70,780    $ 28,960
Cost of sales                                    33,052      11,456       54,023      21,697
                                               --------    --------     --------    --------
     Gross profit                                 9,672       3,972       16,757       7,263
Selling, general and administrative expense       5,098         905        8,588       2,132
                                               --------    --------     --------    --------
     Income from operations                       4,574       3,067        8,169       5,131
Interest expense, net                             3,086         929        5,576       1,513
                                               --------    --------     --------    --------
     Income from continuing operations
       before income tax expense                  1,488       2,138        2,593       3,618
Income tax expense                                  595         812        1,038       1,374
                                               --------    --------     --------    --------
     Income from continuing operations              893       1,326        1,555       2,244
Discontinued operations, less applicable
       income tax benefit                            --        (621)          --      (1,407)
                                               --------    --------     --------    --------
Net income                                     $    893    $    705     $  1,555    $    837
                                               ========    ========     ========    ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                SIX MONTHS ENDED


                                                         June 30, 1998   June 30, 1997
                                                           --------        --------
Cash flows from operating activities:
   Net income                                              $  1,555        $    837
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                          2,224             872
       Deferred income taxes                                    403              --
       Other                                                    331              --
       Loss on sale of fixed assets                             359              --
       Changes in assets and liabilities:
         Accounts receivable                                 (1,408)         (3,333)
         Inventories                                           (734)             41
         Other assets                                          (412)            (30)
         Accounts payable                                     2,091           1,262
         Accrued expenses and other liabilities              (1,925)            665
                                                           --------        --------
           Net cash provided by operating activities          2,484             314
                                                           --------        --------

Cash flows from investing activities:
   Proceeds from sale of assets                                 202              --
   Capital expenditures                                        (752)           (844)
   Acquisition of business, net of cash acquired            (28,306)             --
                                                           --------        --------
           Net cash used in investing activities            (28,856)           (844)
                                                           --------        --------

Cash flows from financing activities:
   Proceeds from long-term debt                              80,016          29,789
   Principal payments on long-term debt                     (64,678)        (29,555)
   Financing costs incurred                                  (1,191)             --
   Capital contribution from parent company                   4,096              --
                                                           --------        --------
           Net cash provided by financing activities         18,243             234
                                                           --------        --------

           Net decrease in cash and cash equivalents         (8,129)           (296)
  Cash and cash equivalents, beginning of period              9,691             638
                                                           --------        --------
  Cash and cash equivalents, end of period                 $  1,562        $    342
                                                           ========        ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplemental disclosure of noncash activities:
   Acquired business, assets and liabilities:
     Accounts receivable                                               $  9,829
     Inventories                                                          8,794
     Other current assets                                                   651
     Property, plant and equipment, net                                   9,733
     Non-compete agreement, net                                           1,100
     Other identifiable intangible assets, net                            7,900
     Goodwill                                                            15,506
     Accounts payable                                                    (4,967)
     Accrued expenses and other current liabilities                      (1,230)
     Long-term debt                                                     (13,001)
     Deferred income taxes                                               (6,009)
                                                                       --------
       Fair value of net assets acquired                               $ 28,306
                                                                       ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.    ORGANIZATION AND BUSINESS:

      Airxcel, Inc. (the "Company") is a wholly-owned subsidiary of Airxcel Holdings Corporation, formerly known as RV Holdings Corporation (Holdings). The Company is a diversified designer, manufacturer and marketer of heating, ventilation, and air conditioning equipment in the United States, Canada and certain international markets.

      On April 3, 1998, Holdings issued additional detachable stock warrants to purchase 229,663 shares of Class B Common Stock of Holdings at $.01 per share at any time on or before April 30, 2008. The exercise price is subject to adjustment from time to time in order to prevent dilution of the rights granted under the warrants. The holders of these warrants are entitled to receive dividend payments as if the warrants were exercised immediately prior to the date of record for such dividends. The purchase price of the warrants was $764,776.

      On March 17, 1998, the Company completed the acquisition of 100% of the outstanding common stock of KODA Enterprises Group, Inc. (KODA), a designer and manufacturer of heating, water heating and cooking appliances for the recreation vehicle industry and other specialty products for the heating, ventilating and air conditioning industry. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective fair values. The consolidated financial statements include the accounts and results of operations since that date.

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

      The following reflects the operating results of the Company for the three months and the six months ended June 30, 1998 and 1997 assuming the acquisitions occurred as of the beginning of 1997 for the Crispaire acquisition and as of the beginning of 1998 for the KODA acquisition:

                           Pro Forma Operating Results
                                   (Unaudited)

                                         Three Months Ended    Six Months Ended
                                              June 30               June 30
                                         -----------------     -----------------
                                          1998       1997       1998       1997
                                         ------     ------     ------     ------
Net sales                                42,724     35,742     80,711     69,063
Income before extraordinary item          1,488      1,710      2,388      2,172
Net income                                  893      1,136      1,093      1,337

      The proforma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisitions been made at the beginning of the respective periods, or the results which may occur in the future.

3.    INVENTORIES:

      Inventories, excluding that associated with discontinued operations consists of the following:

                                                June 30, 1998        December 31, 1997
                                                   -------               -------
Raw Materials                                      $12,336               $ 6,078
Work-in-process                                      2,570                 1,057
Finished goods                                       8,321                 5,994
                                                   -------               -------
                                                   $23,227               $13,129
                                                   =======               =======

4.    DEBT:

      On March 17, 1998, the bank amended and restated the Company's Credit Facility to provide for borrowings in an aggregate principal amount of up to $38,000,000.

5.    INCOME TAXES:

      Total taxes differs from the statutory rate due to state income taxes.

6.    CONTINGENCY:

      During September 1997, the Company made a decision to upgrade certain air conditioning units which were sold in previous years. In 1997 the Company's cost to complete the upgrade was estimated and accrued at $500,000. At June 30, 1998 the remaining accrued liability was $140,000.

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

8.    DERIVATIVES:

      The Company entered into a three year interest rate cap agreement on April 7, 1998 to reduce the impact on its floating rate debt. The agreement, based on a notional principal amount of $10 million, entitles the Company to receive payments on the last day of each quarter if the floating Libor rate exceeds the rate of 7.69% stated in the agreement. The payment amount is calculated at the actual Libor rate compared to the stated rate applied to the principal amount. During the three months ended June 30, 1998 the floating Libor rate did not exceed the stated interest rate.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      Net sales. Net sales increased 177.3% from $15.4 million to $42.7 million in the quarter ended June 30, 1998 as compared to the corresponding quarter of 1997. For the six months ended June 30, 1998 net sales increased 145.0% from $28.9 million to $70.8 million in the same six months of 1997. Net sales increased primarily due to the $11.9 million and $13.2 million of additional sales in the quarter and $22.0 million and $15.5 million for the six months related to the acquisition of Crispaire on November 10, 1997 and KODA on March 17, 1998, respectively. In addition, the volume of OEM and after market sales increased in comparison to the six months ended June 30, 1997, which the Company believes was the result of dealer inventory adjustments in 1997, growth in the RV industry and sustained hot weather beginning early in the second quarter of 1998.

      Gross Profit. Gross profit increased 142.5% from $4.0 million (26% of net sales) to $9.7 million (23% of net sales) in the quarter ended June 30, 1998 as compared to the corresponding quarter of 1997. For the six months ended June 30, 1998 gross profit increased 130.1% from $7.3 million (25% of net sales) to $16.8 million (24% of net sales) in the same six months of 1997. The increase was principally due to the respective acquisitions of Crispaire and KODA which generated gross margins of $2.3 million and $2.8 million, respectively for the quarter ended June 30, 1998 and $4.9 million and $3.3 million, respectively for the six months ended June 30, 1998. The remainder is attributable to the increased volume of OEM and aftermarket sales. The decrease in gross profit percentage was due to a shift in product mix.

      Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense increased 466.7% from $0.9 million in 1997 (6% of net sales) to $5.1 million in 1998 (12% of net sales) for the quarter and 309.5% from $2.1 million (7% of net sales) to $8.6 million (12% of net sales), primarily due to amortization and depreciation expenses of Crispaire and KODA, increased management bonus expense as a result of the increased sales volume and increased advertising expense.

      Interest expense. Interest expense increased from $0.9 million to $3.1 million in the quarter ended June 30, 1998 as compared to the corresponding quarter of 1997. For the six months ended June 30, 1998 interest expense increased from $1.5 million to $5.6 million. These increases resulted from the issuance of $90 million of senior subordinated debt in November 1997 and the issuance of $27.0 million of additional bank debt on March 17, 1998.


LIQUIDITY AND CAPITAL RESOURCES

      For the six (6) months ended June 30, 1998, the Company generated $2,484,000 in net cash flow from operating activities compared to $314,000 for the comparable period in 1997, primarily as a result of increased profits and increases in accounts payable from vendors net of decreases in accrued interest expense, inventories and accounts receivable. Capital expenditures totaled $752,000 for the six months ended June 30, 1998, compared to $844,000 for the same period in 1997 due to normal capital expenditures.

      During the six (6) months ended June 30, 1998, the Company acquired KODA. The Company paid the KODA purchase price with borrowings under its revolving line of credit, proceeds from long-term debt and a capital contribution from the Company's parent. Subsequent to the acquisition, long-term debt assumed in the KODA acquisition of $12,586,000 was repaid.

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

       a.  Exhibits
              None
       b.  Reports on Form 8-K
              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Airxcel, Inc.
August 13, 1998                        /s/Melvin L. Adams
-------------------------------        ---------------------------------
Date                                   Melvin L. Adams
                                       President and Chief Executive Officer

August 13, 1998                        /s/Richard L. Schreck
-------------------------------        ---------------------------------
Date                                   Richard L. Schreck
                                       Secretary/Treasurer and
                                       Chief Financial Officer