Form 10-Q
period 1998-09-30
AIRXCEL INC
filed 1998-11-12
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

        For the transition period from _______________ to ________________

                        COMMISSION FILE NUMBER 333-43335

                                  AIRXCEL, INC.
             (Exact name of Registrant as specified in its charter)

                   Delaware                              48-1071795
        State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)             Identification Number)


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

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been
subject to such filing requirements for the past 90 days.  YES   XX    NO
                                                                ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              1,000 shares of Common Stock as of September 30, 1998

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                   September 30, 1998    December 31, 1997
                                                                   ------------------    -----------------
                                                                       (Unaudited)            (Note 1)
ASSETS
Current Assets:
     Cash and cash equivalents                                         $   1,133             $   9,691
     Accounts receivable, net                                             19,639                 8,310
     Inventories                                                          22,725                13,129
     Other current assets                                                  3,078                 3,307
                                                                       ---------             ---------
        Total current assets                                              46,575                34,437
                                                                       ---------             ---------
Property, plant and equipment, net                                        18,346                 8,693
Loan financing costs, net                                                  4,580                 3,244
Non-compete agreements, net                                                  947                  --
Other identifiable intangible assets, net                                 31,300                24,553
Goodwill, net                                                             24,208                 6,006
                                                                       ---------             ---------
        Total assets                                                   $ 125,956             $  76,933
                                                                       =========             =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current Liabilities:
     Current portion of long-term debt                                 $   1,151             $      27
     Accounts payable                                                     14,163                 6,196
     Accrued expenses and other current liabilities                       11,260                 5,028
                                                                            --               ---------
        Total current liabilities                                         26,574                11,251
                                                                       ---------             ---------
Long-term debt, net of current maturities                                111,537                90,328
Deferred income taxes                                                      6,038                   363

Commitments and contingencies                                               --                    --

Stockholder's equity (deficiency):
     Common Stock                                                              1                     1
     Additional paid-in capital                                           26,182                22,086
     Accumulated deficit                                                 (44,376)              (47,096)
                                                                       ---------             ---------
        Total stockholder's equity (deficiency)                          (18,193)              (25,009)
                                                                       ---------             ---------
        Total liabilities and stockholder's equity (deficiency)        $ 125,956             $  76,933
                                                                       =========             =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       Three Months Ended        Nine Months Ended
                                                          September 30,            September 30,
                                                      --------------------     --------------------
                                                        1998        1997         1998        1997
                                                      --------    --------     --------    --------
Net sales                                             $ 44,176    $ 14,947     $114,956    $ 43,907
Cost of sales                                           33,925      11,792       87,948      33,489
                                                      --------    --------     --------    --------
         Gross profit                                   10,251       3,155       27,008      10,418
Selling, general and administrative expense              5,227         930       13,815       3,062
                                                      --------    --------     --------    --------
         Income from operations                          5,024       2,225       13,193       7,356
Interest expense, net                                    3,211         934        8,787       2,447
                                                      --------    --------     --------    --------
         Income from continuing operations
              before income tax expense                  1,813       1,291        4,406       4,909
Income tax expense                                         648         491        1,686       1,865
                                                      --------    --------     --------    --------
         Income from continuing operations               1,165         800        2,720       3,044
Loss from discontinued operations, less applicable
              income tax benefit                          --        (2,468)        --        (3,875)
                                                      --------    --------     --------    --------
Net income                                            $  1,165    $ (1,668)    $  2,720    $   (831)
                                                      ========    ========     ========    ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                NINE MONTHS ENDED


                                                                               September 30, 1998   September 30, 1997
                                                                               ------------------   ------------------
Cash flows from operating activities:
     Net income                                                                    $   2,720            $    (831)
     Adjustments to reconcile net income to net cash
              provided by operating activities:
              Depreciation and amortization                                            3,651                1,174
              Deferred income taxes                                                      403                 --
              Provision for bad debt                                                     246                 --
              Provision for write-downs of inventory                                     272                 --
              Loss on sale of fixed assets                                               359                   22
              Changes in assets and liabilities:
                  Accounts receivable                                                 (1,883)                (966)
                  Inventories                                                          1,295                1,912
                  Other assets                                                           336                1,604
                  Accounts payable                                                     2,981                 (263)
                  Accrued expenses and other liabilities                              (1,556)               3,902
                                                                                   ---------            ---------
                       Net cash provided by operating activities                       8,824                6,554
                                                                                   ---------            ---------

Cash flows used in investing activities:
     Proceeds from sale of assets                                                        202                 --
     Capital expenditures                                                             (1,470)                (938)
     Intangible asset expenditures                                                       (36)                --
     Acquisition of business, net of cash acquired                                   (28,306)                --
                                                                                   ---------            ---------
                       Net cash used in investing activities                         (29,610)                (938)
                                                                                   ---------            ---------

Cash flows from (used in) financing activities:
     Proceeds from long-term debt                                                    120,533               44,756
     Principal payments on long-term debt                                           (111,200)             (50,508)
     Financing costs incurred                                                         (1,201)                --
     Capital contribution from parent company                                          4,096                 --
                                                                                   ---------            ---------
                       Net cash provided by (used in) financing activities            12,228               (5,752)
                                                                                   ---------            ---------

                       Net decrease in cash and cash equivalents                      (8,558)                (136)
  Cash and cash equivalents, beginning of period                                       9,691                  638
                                                                                   ---------            ---------
  Cash and cash equivalents, end of period                                         $   1,133            $     502
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

2.       ORGANIZATION AND BUSINESS:

         Airxcel, Inc. (the "Company") is a wholly-owned subsidiary of Airxcel Holdings Corporation (Holdings); formerly known as RV Holdings Corporation. The Company is a diversified designer, manufacturer and marketer of heating, ventilation, and air conditioning equipment in the United States, Canada and certain international markets.

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

         The following reflects the operating results of the Company for the three months and the nine months ended September 30, 1998 and 1997 assuming the acquisitions occurred as of the beginning of 1997 for the Crispaire acquisition and as of the beginning of 1998 for the KODA acquisition:

                           Pro Forma Operating Results
                                   (Unaudited)

                                     Three Months Ended       Nine Months Ended
                                        September 30             September 30
                                    --------------------     --------------------
                                      1998        1997         1998        1997
                                    --------    --------     --------    --------
Net sales                           $ 44,176    $ 37,228     $124,887    $106,291
Income before extraordinary item       1,813       1,033        4,201       3,205
Net income                             1,165      (1,168)       2,258         169

         The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisitions been made at the beginning of the respective periods, or the results which may occur in the future.

3.       INVENTORIES:

         Inventories, excluding that associated with discontinued operations consists of the following:

                                              September 30, 1998    December 31, 1997
                                              ------------------    -----------------
Raw Materials                                      $11,968               $ 6,078
Work-in-process                                      2,806                 1,057
Finished goods                                       7,951                 5,994
                                                   -------               -------
                                                   $22,725               $13,129
                                                   =======               =======

4.       DEBT:

         On March 17, 1998, the bank amended and restated the Company's Credit Facility to provide for borrowings in an aggregate principal amount of up to $38,000,000.

5.       INCOME TAXES:

         Total taxes differ from the statutory rate due primarily to state income taxes.

6.       CONTINGENCY:

         During September 1997, the Company made a decision to upgrade certain air conditioning units which were sold in previous years. In 1997 the Company's cost to complete the upgrade was estimated and accrued at $500,000. At September 30, 1998 the remaining accrued liability was $139,000.

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

8.       DERIVATIVES:

        The Company entered into a three year interest rate cap agreement on April 7, 1998 to reduce the impact of its floating rate debt. The agreement, based on a notional principal amount of $10 million, entitles the Company to receive payments on the last day of each quarter if the floating Libor rate exceeds the rate of 7.69% stated in the agreement. The payment amount is calculated at the actual Libor rate compared to the stated rate applied to the principal amount. During the three months ended September 30, 1998 the floating Libor rate did not exceed the stated interest rate.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales. Net sales increased 196.6% from $14.9 million to $44.2 million in the quarter ended September 30, 1998 as compared to the corresponding quarter of 1997. For the nine months ended September 30, 1998 net sales increased 162.0% from $43.9 million to $115.0 million in the same nine months of 1997. Net sales increased primarily due to the $12.5 million and $13.8 million of additional sales in the quarter and $34.5 million and $29.3 million for the nine months related to the acquisition of Crispaire on November 10, 1997 and KODA on March 17, 1998, respectively. In addition, the volume of OEM and after market sales increased in comparison to the nine months ended September 30, 1997, which the Company believes was the result of dealer inventory adjustments in 1997, growth in the RV industry and sustained hot weather beginning early in the second quarter of 1998.

     Gross Profit. Gross profit increased 221.9% from $3.2 million (21% of net sales) to $10.3 million (23% of net sales) in the quarter ended September 30, 1998 as compared to the corresponding quarter of 1997. For the nine months ended September 30, 1998 gross profit increased 159.6% from $10.4 million (24% of net sales) to $27.0 million (23% of net sales) in the comparable nine months of 1997. The increase was principally due to the respective acquisitions of Crispaire and KODA which generated gross margins of $2.5 million and $3.1 million, respectively for the quarter ended September 30, 1998 and $7.4 million and $6.4 million, respectively for the nine months ended September 30, 1998. The remainder is attributable to the increased volume of OEM and aftermarket sales. The decrease in gross profit percentage was due to a shift in product mix.

     Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense increased 477.8% from $0.9 million in 1997 (6% of net sales) to $5.2 million in 1998 (12% of net sales) for the quarter and 345.2% from $3.1 million (7% of net sales) to $13.8 million (12% of net sales), primarily due to amortization and depreciation expenses of Crispaire and KODA, increased management bonus expense as a result of the increased sales volume and increased engineering capabilities to accommodate new projects for 1998 and 1999.

     Interest expense. Interest expense increased from $0.9 million to $3.2 million in the quarter ended September 30, 1998 as compared to the corresponding quarter of 1997. For the nine months ended September 30, 1998 interest expense increased from $2.4 million to $8.8 million. These increases resulted from the issuance of $90 million of senior subordinated debt in November 1997 and the issuance of $27.0 million of additional bank debt on March 17, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine (9) months ended September 30, 1998, the Company generated $8,824,000 in net cash flow from operating activities compared to $6,554,000 for the comparable period in 1997, primarily as a result of increased profits, decreased inventories and increases in accounts payable from vendors offset by increases in accounts receivable. Capital expenditures totaled $1,470,000 for the nine months ended September 30, 1998, compared to $938,000 for the same period in 1997 due to normal capital expenditures.

     During the nine (9) months ended September 30, 1998, the Company acquired KODA. The Company paid the KODA purchase price with borrowings under its revolving line of credit, proceeds from long-term debt and a capital contribution from the Company's parent. Subsequent to the acquisition, long-term debt assumed in the KODA acquisition of $12,586,000 was repaid.

     The Company believes that its existing cash and cash equivalents, revolving line of credit and cash generated from operations will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

YEAR 2000 UPDATE

The Plan:

     The Company is in the process of implementing a Year 2000 Project ("Project"). The Project is divided into three major sections -- applications software, third parties (External Agents), and manufacturing facilities. The phases common to all three sections are: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of existing systems; (3) repairing or replacing items that are determined not to be Year 2000 compliant; (4) testing of systems repaired or replaced; and (5) designing and implementing a contingency plan.

     The applications software section includes the conversion or replacement of software that is not Year 2000 compliant. The inventorying, assessment and replacement phases of this section are complete at September 30, 1998. The testing phase of this section is scheduled to begin in the fourth quarter of 1998 and be completed by the second quarter 1999. Contingency planning is scheduled to begin in the second quarter of 1999.

     The External Agents section includes identifying critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 problem. We are asking vendors, service suppliers, communications providers and financial institutions whose systems failures potentially could have a significant impact on our operations to verify their Year 2000 readiness. Approximately 37% of the External Agents have responded to our request. Responses will be evaluated in the fourth quarter of 1998 and a contingency plan developed by the second quarter of 1999.

     Review of the manufacturing facilities has been completed ahead of schedule. Verification of Year 2000 readiness has been received on all equipment using any form of computer controls.

Costs:

     The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the company's financial position. The estimated total cost of the Project is approximately $450,000. The total amount expended through September 30, 1998 was $353,000.

Risks:

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The year 2000 Project is expected to significantly reduce the company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material External Agents. The company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

                                           Airxcel, Inc.

        11-11-98                           /s/ Melvin L. Adams
-------------------------------            --------------------------------
           Date                            Melvin L. Adams
                                           President and Chief Executive Officer

        11-11-98                           /s/ Richard L. Schreck
-------------------------------            --------------------------------
           Date                            Richard L. Schreck
                                           Secretary/Treasurer and
                                           Chief Financial Officer