Form 10-K
period 1998-12-31
AIRXCEL INC
filed 1999-03-16
CIK 1050096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark one)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Securities register pursuant to Section 12(b) of the Act:

                                                                 Name of each exchange on
         Title of each class                                           which registered
                 None                                                         None

Securities registered pursuant to Section 12(g) of the Act:
         None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES XX NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         State the aggregate market value: The Company does not have any publicly traded equity securities.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              1,000 shares of Common Stock as of December 31, 1998


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART 1


ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

         Airxcel, Inc. (the "Company") is a wholly-owned subsidiary of Airxcel Holdings Corporation ("Holdings"); formerly known as RV Holdings Corporation. Airxcel, Inc. was formed in May, 1991 as Recreation Vehicle Products, Inc. ("RVP"). In November, 1995, the Company acquired Carter Shades, Inc., which was merged with Faulkner Manufacturing. In October, 1997, the company changed its name to Airxcel, Inc. and the company's board of directors adopted a formal plan to dispose of the Faulkner Manufacturing division.

         On November 10, 1997, the Company completed the acquisition of Crispaire Corporation, a division of Airxcel, Inc. ("Crispaire"), a designer, manufacturer and marketer of air conditioning units and heat pump water heaters. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective fair values. The financial statements include the accounts and results of operations since that date.

         On March 17, 1998, the Company completed the acquisition of 100% of the outstanding common stock of Suburban Manufacturing Company, formerly KODA Enterprises Group, Inc., a wholly owned subsidiary of Airxcel, Inc.("Suburban"), a designer and manufacturer of heating, water heating and cooking appliances for the recreation vehicle industry and other specialty products for the heating, ventilating and air conditioning industry. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective fair values. The consolidated financial statements include the accounts and results of operations since that date.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company operates in the heating, ventilation, and air conditioning equipment industry. Due to the similarities of the economic characteristics, production processes, customer's, distribution methods and regulatory environment of the company's products, the Company is managed, operated and reported as one segment. Financial information about the Company's products and customers is presented in the consolidated financial statements.

(c) NARRATIVE DESCRIPTION OF BUSINESS

         The Company is a designer, manufacturer and marketer of air conditioners, furnaces, water heaters, and cooking appliances for the recreation vehicle industry, and wall mount air conditioners, ECUs and heat pumps for the heating, ventilating and air conditioning industry.

         The Company supplies a variety of air conditioners to several of the world's largest RV original equipment manufacturers ("OEMs"), marketing these products under the popular and well-established "Coleman" brand name. The Company believes that its air conditioners are superior to those of its competitors due to greater air flow capacity, cooling efficiency and more aerodynamic design. Its reputation as a dependable source of high-quality, durable products have resulted in its long term relationships with leading RV manufacturers such as Fleetwood, Winnebago, Gulf Stream and Jayco, who have relied on the Company for substantially all of their RV air conditioner needs for each of the past six years. In addition, the Company supplies furnaces, water heaters and cooking appliances to a large number of OEM's under the "Suburban" brand name. Suburban entered the RV heating market over 30 years ago and has a well recognized reputation for innovation, quality and service. Suburban acquired an established water heater line in 1988 and only recently entered the cooking appliance field. The Suburban product line has many attractive advantages including quieter operation and longer life. Combining these advantages with outstanding customer service, Suburban has longstanding relationships with a number of major OEM customers such as Winnebago, Starcraft, Fleetwood, and Forest River. Sales to such OEMs provide the Company with a large installed base of products which generates a significant recurring stream of revenue through sales of parts and replacement units in the aftermarket. Aftermarket air conditioner sales to customers such as RV dealers, supply and service centers are achieved primarily through an agreement with The Coast Distribution System, Inc. ("Coast"), the largest wholesale distributor of aftermarket products in the RV industry. The Company believes that Coast's extensive market penetration and large sales force provide broad aftermarket coverage and distribution capabilities which enhance its substantial aftermarket business. The Company also supplies Suburban brand LP gas fired appliances to Coast and a number of other aftermarket distributors. As in its air conditioning products, the Company believes its LP gas appliances offer a greater value and superior performance than those products produced by its competition. In fiscal 1998, as a percentage of Airxcel's net sales, OEM sales represented 50%, and aftermarket sales represented 21%.

         In addition to serving the RV industry, the Company designs, manufactures and markets specialty wall mount air conditioners, ECUs and heat pumps for various applications. Customers are principally telecommunications companies, manufacturers of telecommunication shelters in the cellular, cable, wireless, satellite and PCS markets, wholesale distributors for foreign telecommunications sales, school districts and construction companies. The Company believes that it is the largest provider of environmental control equipment for the U.S. telecommunication shelter market, through sales to both telecommunications companies and manufacturers of telecommunication shelters. The Company also believes that it is well-positioned to benefit from growth in cellular, wireless and PCS telecommunications markets and the resulting demand for telecommunication shelters. Its focus on customer service and quality control and its strong reputation for its ability to offer a broad and innovative line of products in a timely manner has attracted significant customers, including MCI/Worldcom, Andrew Corporation, Ericsson, Nextel and other wireless communication providers. The Company also believes that it will benefit from an increased need for cooling units in the nation's schools due to new state regulations and certain building codes that mandate fresh air requirements in classrooms, the rebuilding of school system infrastructures and the steadily growing student population. The Company supplies wall mount air conditioners to multiple school districts throughout the country, including the Los Angeles Unified School District. The Company has a leading position in each of its principal specialty markets, through solid relationships with its customers who generally require tailored products and a high level of customer service. The ability to customize products without interruption of its larger production lines allows the Company to work closely with customers to develop and produce equipment that meets their specific needs quickly and efficiently. In fiscal 1998, sales to the telecommunication shelter industry and school industry represented 14% and 9%, of Airxcel's total net sales, respectively.

AVAILABILITY OF RAW MATERIALS

         Most of the major component parts for the products such as compressors, coils, electrical parts, and motors are purchased preassembled from suppliers. Significant amounts of steel, copper, and plastic are also purchased. The Company has strong relationships with its suppliers and has alternate suppliers for all of its major components.

LIMITED USE OF COLEMAN BRAND NAME

         The Company has an exclusive, royalty-free license to use the name "Coleman" on its products for a period of 50 years ending in 2041. Such license automatically renews for another 50 years provided the Company is in compliance with all material terms of the trademark license agreement. The company's license to use the "Coleman" brand name on a standalone basis expired on April 30, 1997. As a result, the Company must use an additional name or product name in conjunction with the "Coleman" brand name.

SEASONALITY

         A significant part of the Company's operations are directly dependent upon the conditions in the highly cyclical RV industry, highly competitive telecommunications industry and the commercial and public construction industry. Companies within these industries, including the Company's largest customers, are subject to volatility in operating results due to external factors such as economic, demographic and political changes. These factors include seasonal factors, fuel availability and fuel prices, overall consumer confidence and general economic conditions, the level of discretionary consumer spending, government regulation, interest rates and unemployment.

DEPENDENCE UPON SIGNIFICANT CUSTOMERS

         Airxcel's net sales to Fleetwood, Coast, Jayco, Winnebago, Forrest River, Andrew Corporation and Air Spec Corporation, its largest customers, accounted for approximately 44% of the Company's net sales for 1998. There can be no assurance that the company will maintain or improve these relationships or that the Company will continue to supply these customers at current levels. The loss of a significant portion of sales to any of these customers could have a material adverse effect on the financial position, results of operations or liquidity of the Company. In addition, many of the arrangements that the company has with such customers are by purchase order and terminable at will at the option of either party. A significant decrease or interruption in businesses of any of the Company's significant customers could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

COMPETITIVE CONDITIONS

         The recreation vehicle industry is highly competitive, both as to price and quality of the product. As of December 31, 1998 there were five primary competitors within the industry. The school and telecommunications air conditioning industry is also highly competitive with five major competitors. Although the Company competes with a number of established companies that have greater financial, technological and marketing resources, Airxcel believes it has a competitive advantage due to the following.

Strong Market Position in Principal Niche Markets. The Company has a large share of the total North American RV air conditioning, heating, and water heating market and believes it is the largest provider of environmental control equipment of the U.S. telecommunications market, through sales to both telecommunications companies and manufacturers of telecommunication shelters. The Company believes that its strong market shares enable it to maintain significant competitive advantages in serving its customers, including manufacturing efficiencies and greater product development and marketing resources. Success in such markets has historically been driven by areas in which the Company believes it compares favorably with its competitors such as strong customer relationships, industry expertise, product quality and speed and reliability of service.

Existing Long-Term Customer Relationships. The Company has long-term relationships with most of its customers, including several of the largest OEMs, major telecommunications companies and equipment manufacturers and school districts. Airxcel has supplied leading OEMs such as Fleetwood, Winnebago, Gulf Stream and Jayco substantially all of their air conditioner needs for each of the past six years. The Company believes that such customer loyalty coupled with a focused product line and reputation for meeting high volume production demands have led to its success in the seasonal RV air conditioning industry and provide a significant advantage over competitors. Airxcel has worked closely with its telecommunications customers, in some cases for as long as 15 years, to develop equipment to meet such customers' specialized requirements. To support such equipment, the Company has an extensive network of service dealers across the U.S. The recent proliferation of shelters for telecommunications equipment and the importance of protecting such equipment through the use of cooling units and ECUs has generated an increasing demand for customized products and has strengthened such relationships. In addition, the Company has worked with multiple school districts throughout the country, such as the Los Angeles Unified School District, for as long as seven years, to develop products which are designed to meet the unique heating and cooling needs of the classroom such as achieving certain industry ventilation standards and addressing other concerns such as architectural design and ease of servicing considerations. The Company believes that customization provides a high level of customer satisfaction and will foster the continued development of significant customer relationships.

Strong Brand Name Recognition. The Company markets its RV air conditioners using the well established and recognized "Coleman" brand name. The "Coleman" brand name, established in the early part of the twentieth century, is well recognized as a leading brand name for a variety of products related to the outdoor recreation industry. Coleman brand air conditioners have been the leading RV air conditioners since they were introduced into the market and are recognized by customers to represent high quality and reliability. The "Suburban" brand name was established in the late 1940's and is synonymous with providing quality LP gas fired appliances to the RV industry including furnaces, water heaters and cooking appliances. The Company also benefits from the strong brand name recognition of its "Marvair" name in the telecommunication shelter market and its "Scholar" name in the school market.

High Quality Products, Customer Service and Product Design Capabilities. The Company believes it is recognized as a leader in the RV industry due to its high product quality and customer service. The Company believes that its efficient manufacturing and assembly processes enable it to offer competitively priced products while maintaining high product quality. Because of the seasonal nature of the RV industry, timely delivery of products to OEMs and aftermarket customers has played a critical role in the Company's long-standing success.

Extensive Distribution Network and Experienced Sales Force. The Company believes its sales force includes some of the most experienced sales people in the RV industry who are located in close proximity to and actively work with many of the largest OEMs regarding product design issues and estimated future orders. In addition, the Company provides Coast, the largest wholesale distributor of replacement parts, supplies, and RV accessories, serving more than 15,000 customers throughout the U.S. and Canada, with 100% of its RV air conditioning products. Airxcel believes that Coast provides broad aftermarket coverage and distribution capabilities. Sales efforts outside the recreation vehicle industry are organized by industry segments with sales representatives covering the U.S. telecommunications, school, and construction industries and international sales. In addition, independent sales agents actively market products, particularly to school districts, in which sales agents have developed relationships covering a variety of channels, including wholesale distributors, factory direct dealers, non-stocking representatives, as well as direct to manufacturers and to end users and in the international market through distributors.

NUMBER OF PERSONS EMPLOYED

         As of December 31, 1998, the Company had approximately 995 employees of which approximately 350 were represented by a union.

ITEM 2.  PROPERTIES

         The following table describes the principal facilities utilized by the Company for manufacturing, warehousing, and administrative purposes.

                                                   Approximate
         Location                                  Square Feet         Owned/Leased
         --------                                  -----------         ------------
         Norcross, Georgia                           37,000                Leased
         Cordele, Georgia                            113,000               Owned
         Cordele, Georgia                            30,000                Leased
         Elkhart, Indiana                            27,000                Owned
         Wichita, Kansas                             50,000                Leased
         Wichita, Kansas                             100,000               Owned
         Dayton, Tennessee                           285,000               Owned


ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in a lawsuit seeking monetary damages in an unspecified amount, and an injunction, for patent, trademark and trade dress infringement, Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998). The trade dress claims against Crispaire were dismissed by the Court on summary judgment dated November 23, 1998. On that same date, the court also granted summary judgment that (a) the Bard patents were enforceable, but left open for trial the question of validity, and (b) certain Crispaire products infringed certain claims under the patents, but left the remaining claims for trial. A bifurcated jury trial - liability first and then damages - commenced on or about December 2, 1998. On December 8, 1998, the court entered a directed verdict in favor of Bard, holding that the patents were valid and that Crispaire had infringed additional claims under the patents. A jury trial to determine damages is scheduled for April 8, 1999. Crispaire intends to move for reconsideration of the Trial Court's directed verdict, and, if unsuccessful, to appeal that verdict.

Crispaire also intends to appeal the adverse summary judgment rulings. Management of the Company continues to believe that the outcome of the trial on damages will not have a material adverse effect on the company's financial position, results of operations or liquidity.

         The Company is a party to various litigation matters incidental to the conduct of its business. Management does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There has been no submission of matters to a vote of security holders during the fourth quarter of fiscal year 1998.

                                     PART 2

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company does not have any publicly traded equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

                  Five Year Summary of Selected Financial Data
                             Years Ended December 31
                                 (in thousands)

                                                                 1998       1997       1996       1995       1994
                                                                 ----       ----       ----       ----       ----
STATEMENT OF OPERATIONS DATA:
    Net sales                                                   $153,396   $58,323    $58,169    $55,788    $56,162
    Cost of sales                                               119,552     44,732     43,803     42,257     41,614
                                                                -------     ------     ------     ------     ------
    Gross profit                                                 33,884     13,591     14,366     13,531     14,548
    Selling, general and administrative expenses (1)             15,297      4,223      4,558      8,627      5,555
    Operating income                                             15,565      8,729      8,386      2,572      6,662
    Income from continuing operations before income taxes         3,801      4,087      5,968      1,383      5,352
    Net income (loss)                                             2,251    (4,548)      1,074      (453)      2,616
OTHER DATA:
    Gross margin percentage                                       22.1%      23.3%      24.7%      24.3%      25.9%
    EBITDA (2)                                                  20,671       9,850     10,369      5,554      9,683
    EBITDA margin percentage                                      13.5%      16.9%      17.8%      10.0%      17.2%
    Cash provided by operating activities                         2,047      7,229      4,249        857      6,472
    Cash used in investing activities                           (30,346)   (44,083)     (435)    (1,183)      (821)
    Cash (used in) provided by financing activities              18,785     46,319    (4,209)        553    (5,395)
    Depreciation and amortization (3)                             5,106      1,144      1,983      2,982      3,021
    Capital Expenditures                                          1,852        716        459        356        843
BALANCE SHEET DATA (AT END OF PERIOD):
    Working capital (4)                                         $28,349    $23,186     $5,632     $8,819     $9,301
    Total assets (5)                                            126,590     76,933     24,748     26,561     24,753
    Total debt                                                  119,506     90,355     48,280     24,824     15,581
    Total stockholders' equity (deficiency)                     (17,898)   (25,009)   (28,701)   (4,255)      3,718

----------
(1) Selling, general and administrative expense (excluding amortization of intangible assets and computer software) for 1995 includes $4,279 of nonrecurring expenses related to costs incurred to compensate certain option holders for their personal tax liabilities incurred when such options were exercised.
(2) EBITDA represents earnings before interest expense, net, other nonoperating expense, net, income tax expense, depreciation and amortization. Other nonoperating (income) expenses were $92, $23, $145, $92 and $28 for the years ended December 31, 1998, 1997, 1996, 1995, and 1994, respectively. EBITDA, as calculated by the Company, may not be similar to the method used by other companies. Airxcel has included information concerning EBITDA because it is relevant for covenant analysis under the Indenture, which defines EBITDA as set forth above for the periods shown, and is presented because it is used by certain investors as a measure of a company's ability to service debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.
(3) Excludes depreciation and amortization related to the discontinued Faulkner manufacturing division.
(4) Working capital represents current assets less current liabilities, including net assets (liabilities) held for sale of the discontinued Faulkner manufacturing division of $(1,290), $(466), $6,421, $5,634, and $3,704 as of December 31, 1998, 1997, 1996, 1995 and 1994,
         respectively.
(5) Total assets include net assets held for sale of $6,421, $5,634, $3,704 as of December 31, 1996, 1995, 1994, respectively, and exclude net liabilities of the discontinued Faulkner manufacturing division of $1,290 and $466 as of December 31, 1998 and 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Net Sales. Net sales increased 163.1% from $58.3 million in 1997 to $153.4 million is 1998. Net sales increased primarily due to the $43.1 million and $42.7 million of additional sales related to the acquisition of the Crispaire on November 10, 1997 and Suburban on March 17, 1998, respectively. In addition, the volume of OEM and aftermarket sales of air conditioners increased in comparison to the year ended December 31, 1997, which the company believes was the result of dealer inventory adjustments in 1997, growth in the RV industry and sustained hot weather beginning early in the second quarter of 1998.

    Gross Profit. Gross profit increased 148.5% from $13.6 million in 1997 to $33.8 million in 1998. The increase was principally due to the respective acquisitions of Crispaire and Suburban which contributed $8.2 and $10.0, respectively. The remainder is attributable to the increased volume of OEM and aftermarket sales.

    Selling, general and administrative expenses (including amortization of intangible assets and computer software). Selling, general and administrative expenses increased 273.5% from $4.9 million in 1997 to $18.3 million in 1998 primarily due to the acquisition of Crispaire and Suburban which attributed $7.0 million and $6.3 million, respectively. Selling, general and administrative expenses as a percentage of net sales increased from 8.4% in 1997 to 11.9% in 1998, primarily due to amortization of intangibles related to the acquisitions and higher selling, general and administrative expenses as a percentage of sales of the newly acquired businesses.

    EBITDA. EBITDA was $9.9 million in 1997 and $20.7 million in 1998, primarily due to the contribution from Crispaire and Suburban of $3.3 and $5.9, respectively. The remainder is attributable the increased volume of OEM and aftermarket air conditioner sales offset by increased selling, general and administrative expenses as noted above.

    Income from continuing operations before income tax expense and extraordinary item. Income from continuing operations before income tax expense and extraordinary item decreased 7.3% from $4.1 million in 1997 to $3.8 million in 1998 primarily due to increased gross profit offset by higher interest expense as a result of the issuance of $90.0 million of senior subordinated debt in November, 1997, borrowings under the amended credit agreement with the bank of $28.0 million in March 1998 and increased selling, general and administrative expense as described above.

    Net income (loss). Net income increased from a net loss of $4.5 million in 1997 to net income of $2.3 million in 1998 primarily as a result of the extraordinary loss of $1.6 million for early extinguishment of debt and losses from operations of the discontinued Faulkner manufacturing division of $5.5 in 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Net Sales. Net sales increased 0.2% from $58.2 million in 1996 to $58.3 million in 1997. Net sales increased primarily due to the $4.0 million of additional sales related to the acquisition of the Crispaire Corporation on November 10, 1997, offset by the decrease in volume of motor home and aftermarket sales, which the company believes was the result of unseasonably cold weather.

    Gross Profit. Gross profit decreased 5.4% from $14.4 million in 1996 to $13.6 million in 1997. The decrease was principally attributable to weaker motor home and aftermarket sales, which the Company believes was the result of unseasonably cold weather. Gross margin percentages also decreased from 24.7% to 23.3% in 1996 and 1997, respectively.

    Selling, general and administrative expenses (including amortization of intangible assets and computer software). Selling, general and administrative expenses decreased 18.3% from $6.0 million in 1996 to $4.9 million in 1997. Selling, general and administrative expenses as a percentage of net sales decreased from 10.3% in 1996 to 8.4% in 1997. The decrease was primarily due to $458,000 of compensation expense incurred in 1996 related to stock compensation and a decrease in amortization of intangibles of $738,000 due to the fact that the carrying value of certain intangibles was fully amortized by the end of 1996.

    EBITDA. EBITDA was $10.4 million in 1996 and $9.9 million in 1997, primarily due to the decrease in gross profit attributable to weaker motor home and aftermarket sales offset by lower compensation expense as noted above.

    Income from continuing operations before income tax expense and extraordinary item. Income from continuing operations before income tax expense and extraordinary item decreased 31.7% from $6.0 million in 1996 to $4.1 million in 1997 primarily due to lower gross profit and higher interest expense offset by lower selling, general and administrative expense as described above. In addition, the net sales and gross profit of Crispaire, included in the Company's fourth quarter 1997 operations, were both lower than anticipated by management due to what management believes are temporary integration issues. These integration issues caused Crispaire's contribution to operating income to be at levels below those expected by management.

    Net income (loss). Net income decreased from $1.1 million in 1996 to a net loss of $4.5 million in 1997 primarily as a result of the $1.0 million decrease in income from continuing operations before extraordinary loss as previously noted, a $3.2 million increase in losses from operations of the discontinued Faulkner manufacturing division, which included a $1.7 million increase in estimated losses from disposal of Faulkner recorded in the fourth quarter of 1997, and a $1.4 million increase in extraordinary loss on early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated $2.0 million in net cash flow from operating activities for the year ended December 31, 1998 compared to $7.2 million for 1997, primarily as a result of increased accounts receivable and inventories offset by increased profits and increased depreciation and amortization expense.

    Cash used in investing activities includes the March 1998, acquisition of Suburban for approximately $28.4 million. In November 1997, cash used in investing activities reflects the purchase of the Crispaire net assets of $43.4 million. The excess of the purchase prices over the estimated fair value of assets acquired, $17.0 million and $6.0 million, respectively, was accounted for as goodwill and is being amortized over the straight line method for 40 years.

    Capital expenditures were $1.9 million, $.7 million, and $.5 million for the years ended

December 31, 1998, 1997, and 1996, respectively. The increase in 1998 is primarily due to the acquisitions of Suburban and Crispaire which accounted for $.5 million and $.4 million, respectively.

    Capital expenditures for 1999 are expected to be above the 1998 level. In 1999, the Company expects to construct a 53,000 square foot addition to its Wichita, Kansas facility. The addition will increase the Company's production area and increase the raw materials stockroom at a cost of approximately $1.2 million.

    On November 5, 1997 the Company issued $90 million of 11% senior subordinated debt (matures November 5, 2007). Substantially all of the proceeds were used by the Company to finance its acquisition of substantially all of the net assets of Crispaire, to repay certain indebtedness and to pay financing costs associated with the offering. On March 17, 1998, the Company amended it's credit agreement with a bank to include a $10 million term loan and a $28 million revolving credit facility (matures March 31, 2005 and March 31, 2003, respectively). The proceeds of the credit agreement were used by the Company to finance its acquisition of the outstanding stock of Suburban. The Company's term loan and revolving credit facility with the bank permits borrowings at interest rates based on either the bank's base rate or Libor rate plus a factor (7.44% at December 31, 1998) based on certain financial covenants. The available line on the revolving credit facility is limited to the lessor of $28 million or 85% of net accounts receivable, 60% of net inventories, and cash and cash equivalents. On April 7, 1998 the Company entered into an interest rate cap agreement (notional principal amount of $10 million) to reduce the impact of increases in interest rates.

    Covenants under the Company's credit facility with the bank restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with various financial ratios including interest coverage ratio, leverage ratio, minimum EBITDA, and debt service coverage ratio. The Company obtained an amendment from the bank to waive any existing Default or Event of Default that arose as a result of exceeding the amount permitted to be expended for capital expenditures for the year ended December 31, 1998.

    The Company meets its working capital, capital equipment requirements and cash requirements with funds generated internally and funds from agreements with a bank. Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.

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

    The applications software section includes the conversion or replacement of software that is not Year 2000 compliant. The inventorying, assessment and replacement phases of this section were completed by September 30, 1998. The testing phase of this section is scheduled to begin in the first quarter of 1999 and be completed by the second quarter 1999. Contingency planning is scheduled to begin in the second quarter of 1999.

    The External Agents section includes identifying critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 problem. We are asking vendors, service suppliers, communications providers and financial institutions whose systems failures potentially could have a significant impact on our operations to verify their Year 2000 readiness. Approximately 44% of the External Agents have responded to our request. Responses will be evaluated and a contingency plan developed by the second quarter of 1999.

    Review of the manufacturing facilities has been completed ahead of schedule. Verification of Year 2000 readiness has been received on all equipment using any form of computer systems.

Costs:
    The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the company's financial position. The estimated total cost of the Project is approximately $550,000. The total amount expended through December 31, 1998 was $443,000 which is funded through current operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

    During 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 132 ("SFAS 132"), Employer's Disclosures about Pensions and Other Postretirement Benefits and Statement of Financial Accounting Standards No.133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 132 requires disclosures about pension and other postretirement benefit plans in a company's financial statements and is for the current fiscal year. SFAS 133 requires that a Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value and is effective for the Company's 1999 fiscal year. Adoption of these statements will not impact the company's consolidated financial position, results of operations or cash flows.

    During 1998, the American Institute of Certified Public Accounts issued Statement of Position

98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires companies to capitalize certain internal-use software costs once certain criteria are met. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Adoption of this statement is not expected to have a material impact on the company's consolidated financial position, results of operations or cash flows.

INFLATION

    Results of operations have not been significantly affected by inflation since inception. The Company, in the normal course of business, has been able to offset the impact of increased costs through operating efficiencies and selected price increases.

FORWARD-LOOKING INFORMATION

    Except for the historical financial information contained herein, this Form 10-K contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue", the negative or other variations thereof, or comparable terminology, are intended forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including possible changes in economic conditions, demographic and political changes, prevailing interest rates or fuel prices, or the occurrence of unusually severe weather conditions, overall consumer confidence and general economic conditions, the level of discretionary consumer spending, government regulation, and unemployment that can affect both the purchase and usage of recreational vehicles, which, in turn, affects purchases by consumers of the products that the Company sells.

ITEM 8.  FINANCIAL STATEMENTS


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Airxcel, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14 (a)(1) and (2) herein present fairly, in all material respects, the financial position of Airxcel, Inc. and its subsidiary (formerly known as Recreation Vehicle products, Inc.) at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                           PRICEWATERHOUSECOOPERS LLP

Kansas City, Missouri
February 5, 1999

                          AIRXCEL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    December 31,        December 31,
                                                                                       1998                1997
                                                                                       ----                ----
ASSETS
Current assets:
    Cash and cash equivalents                                                        $     177           $   9,691
    Accounts receivable, net of allowances for doubtful
       accounts of $54 and $40, respectively                                            19,703               8,310
    Inventory                                                                           27,434              13,129
    Prepaid expenses                                                                        86                 128
    Income taxes receivable                                                               --                   175
    Deferred income taxes                                                                2,352               3,004
                                                                                     ---------           ---------
       Total current assets                                                             49,752              34,437
                                                                                     ---------           ---------
Property, plant and equipment, net                                                      18,163               8,693
Computer software, net                                                                      87                  20
Intangible assets, net                                                                  54,151              30,539
Loan financing costs, net                                                                4,437               3,244
                                                                                     ---------           ---------
       Total assets                                                                  $ 126,590           $  76,933
                                                                                     =========           =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
    Current portion of long-term debt                                                $   1,465           $      27
    Accounts payable                                                                    10,719               6,197
    Warranty reserve                                                                     1,856               1,052
    Accrued vacation expense                                                               777                 343
    Accrued interest                                                                     1,579               1,430
    Other accrued expenses                                                               3,717               1,736
    Net liabilities of discontinued operations                                           1,290                 466
                                                                                     ---------           ---------
           Total current liabilities                                                    21,403              11,251
Long-term debt, less current portion                                                   118,041              90,328
Deferred income taxes                                                                    5,044                 363
                                                                                     ---------           ---------
           Total liabilities                                                           144,488             101,942
                                                                                     ---------           ---------
Commitments and contingencies (see Notes 1 and 4)                                         --                  --
Stockholder's equity (deficiency):
    Common stock, par value $1; authorized
       1,000 shares; 1,000 shares issued and outstanding                                     1                   1
    Additional paid-in capital                                                          26,946              22,086
    Accumulated deficit                                                                (44,845)            (47,096)
                                                                                     ---------           ---------
           Total stockholder's equity (deficiency)                                     (17,898)            (25,009)
                                                                                     ---------           ---------
           Total liabilities and stockholder's equity(deficiency)                    $ 126,590           $  76,933
                                                                                     =========           =========

        The accompanying notes are an integral part of these consolidated financial statements.

                          AIRXCEL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                                  Years Ended
                                                               December 31,       December 31,        December 31,
                                                                  1998                 1997               1996
                                                                  ----                 ----               ----
Net sales                                                       $ 153,396           $  58,323           $  58,169
Cost of goods sold                                                119,552              44,732              43,803
                                                                ---------           ---------           ---------
    Gross profit                                                   33,844              13,591              14,366
                                                                ---------           ---------           ---------
Operating expenses:
    Selling, general and administrative                            15,297               4,223               4,558
    Amortization of intangible assets and computer
       software                                                     2,982                 639               1,422
                                                                ---------           ---------           ---------
    Total operating expenses                                       18,279               4,862               5,980
                                                                ---------           ---------           ---------
    Income from operations                                         15,565               8,729               8,386
Interest expense                                                   11,856               4,619               2,273
Other (income) expense, net                                           (92)                 23                 145
                                                                ---------           ---------           ---------
    Income from continuing operations before income
       tax expense and extraordinary item                           3,801               4,087               5,968
Income tax expense                                                  1,550               1,553               2,411
                                                                ---------           ---------           ---------
    Income from continuing operations before
       extraordinary item                                           2,251               2,534               3,557
Discontinued operations:
    Loss from operations of Faulkner Manufacturing,
       less applicable income tax benefit of
       $1,153 and $1,447, respectively                               --                 1,880               2,299
    Loss on disposal of Faulkner Manufacturing
       including provision of $1,000 for operating
       losses during phase-out period, less applicable
       income tax benefit of $2,079                                  --                 3,571                --
                                                                ---------           ---------           ---------

       Income (loss) before extraordinary item                      2,251              (2,917)              1,258
Extraordinary losses on early extinguishments of
    debt, less applicable income tax benefits of
    $641 and $115, respectively                                      --                 1,631                 184
                                                                ---------           ---------           ---------
       Net income (loss)                                        $   2,251           $  (4,548)          $   1,074
                                                                =========           =========           =========

        The accompanying notes are an integral part of these consolidated financial statements.

                          AIRXCEL, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (DEFICIENCY)
                          (in thousands, except shares)



                                                                        Additional
                                            Common Stock                  paid-in         Accumulated
                                      Shares            Amount            Capital           Deficit          Total Equity
                                      ------            ------            -------           -------          ------------
Balances, January 1, 1996               1,000          $      1          $  6,068          $(10,325)          $ (4,256)
Dividends paid                             --                --                --           (33,297)           (33,297)
Common stock options                                                          458                --                458
Capital contribution                       --                --             7,320                --              7,320
Net income                                 --                --                --             1,074              1,074
                                     --------          --------          --------          --------           --------

Balances, December 31, 1996             1,000          $      1          $ 13,846          $(42,548)          $(28,701)
Capital contribution                       --                --             8,240                --              8,240
Net loss                                   --                --                --            (4,548)            (4,548)
                                     --------          --------          --------          --------           --------

Balances, December 31, 1997             1,000          $      1          $ 22,086          $(47,096)          $(25,009)
Capital contribution                       --                --             4,860                --              4,860
Net income                                 --                --                --             2,251              2,251
                                     --------          --------          --------          --------           --------

Balances, December 31, 1998             1,000          $      1          $ 26,946          $(44,845)          $(17,898)
                                     ========          ========          ========          ========           ========

        The accompanying notes are an integral part of these consolidated financial statements.

                          AIRXCEL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Years Ended
                                                                   December 31,        December 31,        December 31,
                                                                       1998               1997                1996
                                                                       ----               ----                ----
Cash flows from operating activities:
    Net income (loss)                                               $   2,251           $  (4,548)          $   1,074
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation                                                     2,124                 726                 736
       Amortization of intangible assets and computer
          software                                                      2,470                 739               1,594
       Amortization of financing costs                                    512                 330                 104
       Provision for bad debts                                            297                  38                  63
       Provision for loss on disposal of discontinued
          operations                                                       --               5,650                  --
       Deferred income taxes                                            1,430              (2,206)                143
       Stock option compensation                                           --                  --                 458
       (Gain) loss on sale of fixed assets                                220                  22                  (9)
       Extraordinary losses on early extinguishments of
          debt                                                             --               1,631                 184
       Changes in assets and liabilities:
          Accounts receivable                                          (1,160)              1,748                 539
          Inventory                                                    (4,721)                862              (1,040)
          Prepaid expenses                                                105                  17                 120
          Accounts payable                                               (747)                952              (1,905)
          Accrued expenses                                               (734)              1,268               2,188
                                                                    ---------           ---------           ---------
          Net cash provided by operating activities                     2,047               7,229               4,249
                                                                    ---------           ---------           ---------

Cash flows from investing activities:
    Proceeds from sale of fixed assets                                     14                   2                  24
    Capital expenditures                                               (1,852)               (716)               (459)
    Computer software expenditures                                       (143)                 --                  --
    Acquisitions, net of cash acquired                                (28,365)            (43,369)                 --
                                                                    ---------           ---------           ---------
          Net cash used in investing activities                       (30,346)            (44,083)               (435)
                                                                    ---------           ---------           ---------

Cash flows from financing activities:
    Proceeds from long-term obligations                               155,485              90,109              87,135
    Principal payments on long-term debt                             (139,334)            (48,528)            (63,695)
    Financing costs incurred                                           (2,226)             (3,502)             (1,672)
    Capital contribution from parent company                            4,860               8,240               7,320
    Dividends paid                                                         --                  --             (33,297)
                                                                    ---------           ---------           ---------
       Net cash provided by (used in) financing activities             18,785              46,319              (4,209)
                                                                    ---------           ---------           ---------

       Net increase (decrease) in cash and cash
          equivalents                                                  (9,514)              9,465                (395)
Cash and cash equivalents, beginning of period                          9,691                 226                 621
                                                                    ---------           ---------           ---------
Cash and cash equivalents, end of period                            $     177           $   9,691           $     226
                                                                    =========           =========           =========

                          AIRXCEL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                                     Years Ended
                                                                   December 31,      December 31,    December 31,
                                                                       1998              1997           1996
                                                                       ----              ----           ----
Supplemental disclosure of cash flow information:
    Cash paid (received) during the year for:
       Interest                                                     $   5,836         $  6,419        $ 2,040
       Income taxes, net                                                  850            1,234           (493)
Supplemental disclosure of noncash investing and
 financing activities:
    Land acquired with debt, net of cash payment of $338                   --              375             --
    Equipment financed with capital lease obligations                     243               --             --

Airxcel, Inc. purchased certain assets and liabilities of
    Crispaire Corporation as follows:
    Tangible assets                                                                   $ 17,916
    Liabilities assumed                                                                 (4,092)
    Intangible assets                                                                   29,545
                                                                                      --------
          Fair value of assets acquired                                               $ 43,369
                                                                                      ========

Airxcel, Inc. acquired the outstanding stock of Suburban:
    Tangible assets                                                 $  29,007
    Intangible assets                                                  26,057
    Liabilities assumed                                               (26,699)
                                                                    ---------
          Fair value of assets acquired                             $  28,365
                                                                    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                          AIRXCEL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION:

   Airxcel, Inc., formerly known as Recreation Vehicle Products, Inc. (the "Company") is engaged in designing, manufacturing and marketing recreation vehicle air conditioning equipment in the United States, Canada and certain international markets. As described in Note 8, on November 10, 1997, the Company acquired substantially all of the net assets, properties and rights and assumed certain related liabilities of Crispaire Corporation, a division of Airxcel, Inc. ("Crispaire") which designs, manufactures and markets air conditioning units and heat pump water heaters. Crispaire markets its products to companies involved in modular construction, telecommunications, utilities and school districts located throughout the United States and selected foreign markets. The Crispaire acquisition was accounted for as a purchase and, accordingly, the financial statements include the accounts and results of operations of Crispaire since November 10, 1997. On March 17, 1998 (Note 9) the company acquired 100% of the outstanding stock of Suburban Manufacturing Company, formerly KODA Enterprises Group, Inc., a wholly owned subsidiary of Airxcel, Inc. ("Suburban"), a designer and manufacturer of heating, water heating, and cooking appliances for the recreation vehicle industry and other specialty products for the heating, ventilating and air conditioning industry. The Suburban acquisition was accounted for as a purchase and, accordingly, the financial statements include the accounts and results of operations of Suburban since March 17, 1998. Due to the similarities of the economic characteristics, production processes, customers, distribution methods and regulatory environment of the company's products, the Company is managed, operated and reported as one segment.

   The Company is a wholly-owned subsidiary of Airxcel Holdings Corporation, formerly known as RV Holdings Corporation (Holdings). The Company is the only subsidiary of Holdings and Holdings has no operating activities and Holdings has no material assets other than its investment in the Company. Accordingly, Holdings is dependent upon the Company for any cash requirements. However, Holdings does have 1,544,237 and 341,929 shares of $.01 par value common stock and 9,076,923 and 8,984,615 shares of $1 par value Series A and Series B exchangeable preferred stock outstanding as of December 31, 1998 and 1997, respectively. The Preferred stock which is exchangeable at the stockholders' option for junior subordinated notes issued by Holdings, is also subject to mandatory redemption by Holdings on August 31, 2006 for an amount equal to the original proceeds from sale of the stock plus accrued but unpaid dividends which accrue at 14 percent annually. Total proceeds plus accrued and unpaid dividends were $12,367,000 and $10,657,000 as of December 31, 1998 and 1997, respectively.
All proceeds generated from the sale of such common and preferred shares have been contributed to the Company. However, the Company is not required to fund the mandatory redemption of these preferred shares. During 1996, Holdings also issued $4,015,000 of junior subordinated notes to the parent company of a major stockholder in exchange for cash. All proceeds from the issuance of these notes have been contributed to the Company. These notes, which are due in August, 2006, bear interest at 14% payable semiannually in the form of additional junior subordinated notes or cash at the election of Holdings. Such notes, plus accrued interest totaled $5,536,000 and $4,826,000 as of December 31, 1998 and 1997, respectively. As part of the November 10, 1997, Airxcel acquisition of Crispaire, Holdings issued $5,304,000 of junior subordinated notes (the "PIK Notes") to the seller. The PIK Notes and $3.1 million of cash received by Holdings through the sale of its common stock was contributed by Holdings to the Company. The PIK notes, which are due in November, 2008, bear interest at 11.4% payable annually in the form of additional junior subordinated notes or cash at the election of Holdings. Such notes, plus accrued interest, totaled $5,996,000 and $5,391,000 as of December 31, 1998 and 1997, respectively. All of the notes described above are uncollateralized and are not guaranteed by the Company. Although, Holdings is entirely dependent upon the Company to service its note obligations and the mandatory redemption provisions of the Preferred Stock, the Company has no cash requirement to fund Holdings until at least 2006 based upon the stated intent of Holdings' management to elect to make interest payments due on all such notes in the form of additional junior subordinated notes.

   During October 1997, the Company's board of directors adopted a formal plan to dispose of its awning business (see Note 13).

   On August 22, 1996 (the "closing date"), RV Products Holding Corporation and Subsidiary consummated exchange offers and adopted amendments to its Restated Certificate of Incorporation pursuant to which the outstanding debt and common stock were restructured (the "Recapitalization"). The objective of the Recapitalization was to refinance existing indebtedness and pay fees and expenses associated with the Recapitalization.

   The significant components of the Recapitalization on the Company are as follows:

   The Company issued new debt with interest rates ranging from 9.75% to 12.0% as of December 31, 1996 as follows:

Revolver                                                          $     7,222,000
Term loan A                                                            12,750,000
Term loan B                                                            15,250,000
Senior subordinate note                                                14,000,000
                                                                  ---------------
   Total                                                          $    49,222,000
                                                                  ===============

   The senior subordinate note was issued with detachable stock warrants to purchase 65,882 shares of Class B Common Stock of Holdings at $.02 per share at any time on or before August 22, 2006. The exercise price is subject to adjustment from time to time in order to prevent dilution of the rights granted under the warrants. The holders of these warrants are entitled to receive dividend payments as if the warrants were exercised immediately prior to the date of record for such dividends. The estimated fair value of the warrants at the date of issuance has been recognized as a reduction of the note payable (as debt discount) in the amount of $218,000 with the offset to additional paid-in capital. On April 3, 1998 new warrants were issued for 229,662.50 shares of Class B Common Stock of Holdings. The new warrants are entitled to the same rights as the existing warrants. Proceeds of $765,000 were contributed by Holdings to the Company.

   The total proceeds from the debt were used to pay $1.7 million in financing costs relating to the recapitalization and to repay $21.3 million of existing debt. The repayment of debt was accounted for as an early extinguishment of debt whereby the Company recognized a charge of $184,000 as an extraordinary loss, net of tax. The remaining proceeds of the new debt, amounting to $26.2 million, were distributed as part of a $33.3 million dividend to Holdings that was used by Holdings to retire all remaining shares of Common Stock outstanding at that time.

2.  SIGNIFICANT ACCOUNTING POLICIES:

   a. Management's Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   b. Principles of Consolidation: The consolidated financial statements include the accounts of the company and its wholly owned subsidiary. Intercompany transactions and accounts are eliminated in consolidation.

   c. Revenue Recognition: Revenue and related direct expenses are recognized when the merchandise is shipped. Other operating expenses are recognized as incurred.

   d. Cash and Cash Equivalents: The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at time of purchase.

   e. Inventories: Inventories are stated at the lower of cost or market. Costs are based on standards which approximate the first-in, first-out (FIFO) method.

   f. Property, Plant and Equipment: Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

Buildings and leasehold improvements                     15-45 years
Furniture and fixtures                                   4-10 years
Machinery and equipment                                  3-15 years

   Expenditures for repairs and maintenance are charged to operations as incurred. Expenditures which materially increase values, change capacities or extend useful lives are capitalized. The cost of an asset and the related accumulated depreciation is removed from the appropriate accounts upon sale of the asset. The resulting gain or loss from the sale is included in operations.

   g. Computer Software: All computer software acquisition and development costs, including applicable internal labor, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The cost of capitalized software is amortized over its estimated useful lives (generally 5 years). Accumulated amortization as of December 31, 1998, 1997 and 1996 was $654,000, $635,000 and $624,000, respectively. Amortization for the years ended December 31, 1998, 1997 and 1996 was $19,000, $10,000 and $76,000, respectively.

   h. Intangible Assets: Intangible assets, excluding those associated with discontinued operations (see Note 13), are recorded at cost and are amortized on a straight-line basis over their estimated economic lives as follows:

                                                   Amortization     December 31,   December 31,
                                                      Period            1998           1997
                                                   ---------------  -------------  -------------
Non-compete agreement                                 5 years       $   1,100,000  $        - -
Trademarks and contract                               1-50 years       19,811,000     13,458,000
Patents                                               5 years           3,600,000      3,000,000
Assembled work force                                  10 years          2,000,000      1,000,000
Customer base                                         20 years          7,500,000      7,500,000
Goodwill                                              40 years          23,036,000     6,032,000
                                                                    -------------- -------------
                                                                       57,047,000     30,990,000
Less accumulated amortization                                           2,896,000        451,000
                                                                    -------------  -------------
                                                                    $  54,151,000 $   30,539,000
                                                                    ============== ==============

   i. Loan Financing Costs: Loan financing costs are amortized using the effective yield method over the contracted terms of the related debt.

   j. Income Taxes: The Company and its parent file a consolidated federal income tax return. Deferred income taxes are recorded to reflect the tax consequences in future years of operating loss carry forwards and temporary differences between the tax basis of assets and liabilities and their financial reporting amounts using enacted tax rates for the years in which these items are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

   k. Advertising: The Company expenses advertising costs when the expense is incurred and classifies it in selling, general and administrative expense. Total advertising expense amounts to $383,000, $183,000, and $282,000 in 1998, 1997, and 1996, respectively.

   l. Allocation of Interest to Discontinued Operations: Interest expense is allocated to discontinued operations based on the ratio of net assets of the discontinued operations to the sum of total net assets of the Company plus debt.

   m. Fair Value of Financial Instruments: The stated values of financial instruments as of December 31, 1998, 1997 and 1996 approximate fair market value. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair values of existing debt.

   n. Recently Issued Accounting Standards: During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), Employer's Disclosures about Pensions and Other Postretirement Benefits and Statement of Financial Accounting Standards No.133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 132 requires disclosures about pension and other postretirement benefit plans in a company's financial statements and is for the current fiscal year. SFAS 133 requires that a Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value and is effective for the Company's 1999 fiscal year. Adoption of these statements is not expected to have a material impact on the company's consolidated financial position, results of operations or cash flows.

   During 1998, the American Institute of Certified Public Accounts issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires companies to capitalize certain internal-use software costs once certain criteria are met. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Adoption of this statement is not expected to have a material impact on the company's consolidated financial position, results of operations or cash flows.

   o. Derivatives: The Company uses an interest rate instrument to reduce the impact of its floating rate debt. The notional amount of the interest rate agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential to be received or paid is recognized in income over the life of the agreement as adjustments to interest expense. The Company does not hold or issue derivative financial instruments for trading purposes.

3.  SUMMARY BALANCE SHEET DATA:

   Inventory, excluding that associated with discontinued operations (see Note
13), consists of the following:

                                                                    December 31,   December 31,
                                                                        1998           1997
                                                                    -------------- -------------
Raw materials                                                       $   13,821,000 $   6,078,000
Work-in-process                                                         2,787,000      1,057,000
Finished goods                                                          10,826,000     5,994,000
                                                                    -------------- -------------
                                                                    $   27,434,000 $   13,129,000
                                                                    ============== ==============

   Property, plant and equipment, excluding that associated with discontinued operations (see Note 13), consist of the following:

                                                                    December 31,   December 31,
                                                                        1998           1997
                                                                    -------------- -------------
   Land and land improvements                                       $   1,230,000  $     754,000
   Buildings and building improvements                                  5,624,000      2,845,000
   Machinery and equipment                                             15,110,000      7,731,000
   Furniture and fixtures                                               1,333,000        783,000
   Construction in process                                                660,000        262,000
                                                                    ------------- --------------
                                                                       23,957,000     12,375,000
   Less accumulated depreciation                                       (5,794,000)    (3,682,000)
                                                                    ------------- --------------
      Net                                                           $  18,163,000 $    8,693,000
                                                                    ============= ==============


4.  LONG-TERM DEBT:

   On March 13, 1998, the Company amended its credit agreement with a bank. The proceeds of the credit agreement were used by the Company to finance its acquisition of the outstanding stock of Suburban Manufacturing Company (see Note
9).


   On November 5, 1997, the Company issued $90,000,000 of 11% senior subordinated debt. Substantially all of the proceeds were used by the Company to finance its acquisition of substantially all of the net assets of the Crispaire Corporation (see Note 8), to repay certain indebtedness and to pay financing costs associated with the offering.

   Long-term debt consists of the following:

                                                                  December 31,    December 31,
                                                                      1998            1997
                                                                  ------------    ------------
Note payable to bank under a $10,000,000 term loan which matures
   March 31, 2005, with interest at prime or a Libor base rate plus a factor determinable based on financial covenants,
   7.44% at December 31, 1998, payable quarterly.               $     10,000,000      $     - -
Note payable to bank under a $28,000,000 revolving line
   of credit matures on March 31, 2003, with interest at prime or a Libor base rate plus a factor determinable based on
   financial covenants, 7.44% at December 31, 1998,
   payable quarterly.                                                 18,660,000            - -
Senior subordinated notes, with interest at 11% payable
   semiannually on May 15 and November 15, commencing on
   May 15, 1998.                                                      90,000,000      90,000,000
Note payable to individual for land purchase, 7.6%, due in
   monthly principal and interest payments of $4,479 through
   April 1, 2007, collateralized by the land                              328,000        355,000
Capital leases                                                            518,000           - -
                                                                  ---------------  -------------
                                                                      119,506,000     90,355,000
Current portion of long term debt                                     (1,465,000)       (27,000)
                                                                  ---------------  -------------
                                                                  $   118,041,000  $  90,328,000
                                                                  ===============  =============

   Covenants under the Company's credit facility with the bank (both the term loan and revolving line of credit) restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with various financial ratios including interest coverage ratio, leverage ratio, minimum EBITDA, and debt service coverage ratio. The credit facility is collateralized by accounts receivable, equipment, general intangibles, inventory, and investment property.

   The Company may redeem the senior subordinated notes, in whole or in part, at any time on or after November 15, 2002, at redemption prices ranging from 100 to 105.5% of the principal being paid based on the redemption periods defined in the agreement. The aforementioned notes are uncollateralized and contain, among other things, certain financial covenants and restrictive provisions pertaining to the use of funds, payment of dividends and ability to incur obligations.

   Maturities of long-term debt, including minimum required reductions in the revolving line of credit commitments based on balances outstanding at December 31, 1998 for each of the five succeeding years are as follows:

                               Minimum                                   Net Present            Long-term
                             Lease Payment           Interest               Value                  Debt                 Total
                             ------------          ------------          ------------          ------------          ------------
               1999          $    237,000          $     49,000          $    188,000          $  1,277,000          $  1,465,000
               2000               135,000                29,000               106,000             1,281,000             1,387,000
               2001                99,000                17,000                82,000             1,534,000             1,616,000
               2002                98,000                 9,000                89,000             1,538,000             1,627,000
               2003                55,000                 2,000                53,000            20,700,000            20,753,000
         Thereafter                  --                    --                    --              92,658,000            92,658,000
                             ------------          ------------          ------------          ------------          ------------
                             $    624,000          $    106,000          $    518,000          $118,988,000          $119,506,000
                             ============          ============          ============          ============          ============

   Property, plant and equipment at year-end include the following amounts for capitalized leases:

                                                                   December 31,
                                                                       1998
                                                                  --------------
   Machinery and equipment                                        $      200,000
   Furniture and fixtures                                                 60,000
   Construction in process                                               242,000
                                                                  --------------
                                                                  $      502,000
   Less accumulated depreciation                                        (35,000)
                                                                  --------------
      Net property, plant and equipment                           $      467,000
                                                                  ==============

5.    STOCK OPTION PLANS:

    In 1994, Holdings adopted its second Performance Stock Option Plan (the 1994 Option Plan) and granted stock options to several employees of the Company. During 1996, all 30,500 shares were exercised as part of the Recapitalization. Compensation expense of $458,000 was recorded during the year ended December 31, 1996.

   As part of the Recapitalization, Holdings adopted a Stock Option Plan for key employees and/or directors of the Company to purchase up to 75,032 shares of Class A Common Stock of Holdings at $1 per share. When granted, the stock options may be exercised after the "trigger date", and will expire at the earlier of 10 years from date of grant or the date the employee ceases to be an employee of the company. As defined in the Stock Option Plan, the "trigger date" is the date on which the majority shareholder has disposed of all the securities (i.e. common stock, preferred stock and notes purchased by the majority shareholder) for cash and/or marketable securities. The number of stock options that may be exercised is based on the estimated annual interest rate of return as of the trigger date as set forth in the plan agreement. No compensation expense relating to this stock option plan will be recorded until the trigger date.

   In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to the Company's employees is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

   If the Company had elected to recognize compensation expense for options granted in 1996 based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123, the Company's net income (loss) would not have been materially different from that reported.

6. INCOME TAXES:

   The significant components of the net deferred income tax asset (liability) recognized in the accompanying balance sheets are as follows:

                                                               December 31,         December 31,
                                                                   1998                  1997
                                                               -----------           -----------
Provision for discontinued operations                          $   498,000           $ 2,079,000
Accrued reserves and liabilities                                 2,477,000               555,000
Depreciation                                                    (2,470,000)             (418,000)
Intangibles                                                     (3,640,000)                 --
State income tax net operating loss carry forwards,
   expiring in 2010                                                154,000               187,000
AMT credits                                                        183,000               162,000
Federal income tax net operating loss carry forwards,
   expiring beginning in 2006                                      106,000                  --
Other                                                                 --                  76,000
                                                               -----------           -----------
                                                                (2,692,000)            2,641,000
Less current deferred income tax                                 2,352,000             3,004,000
                                                               -----------           -----------
Total noncurrent deferred income tax                           $(5,044,000)          $  (363,000)
                                                               ===========           ===========

   The components of income tax expense before discontinued operations and extraordinary items are as follows:

                                                         December 31,         December 31,          December 31,
                                                            1998                 1997                   1996
                                                         -----------          -----------           -----------
Current                                                  $   120,000          $ 1,933,000           $ 2,026,000
Deferred                                                   1,430,000             (380,000)              385,000
                                                         -----------          -----------           -----------
   Total income tax expense before discontinued
      operations and extraordinary item                  $ 1,550,000          $ 1,553,000           $ 2,411,000
                                                         ===========          ===========           ===========

   Total income tax expense before discontinued operations and extraordinary item differed from the amounts computed by applying the federal statutory rate to pretax income as follows:

                                                        December 31,          December 31,         December 31,
                                                           1998                  1997                  1996
                                                        -----------           -----------           -----------
Income tax expense before discontinued
   operations and extraordinary item computed by
   applying the federal statutory rate                  $ 1,330,000           $ 1,431,000           $ 2,089,000
Adjustment to prior year expense                               --                 (83,000)              143,000
State income taxes, net of federal income tax
   benefit                                                  250,000               156,000               181,000
Other                                                       (30,000)               49,000                (2,000)
                                                        -----------           -----------           -----------
  Total income tax expense before discontinued
     operations and extraordinary item                  $ 1,550,000           $ 1,553,000           $ 2,411,000
                                                        ===========           ===========           ===========

   Net deferred income tax assets are recognized based on the expected timing of the reversal of taxable temporary differences and future taxable income of the Company.

7. EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT:

   As stated in Note 1, the Company extinguished $21.3 million of debt as part of the August 22, 1996 Recapitalization. The related unamortized loan financing costs of $167,000 and the prepayment penalty of $132,000 were recorded as an extraordinary loss on early extinguishment of debt of $184,000 (net of a $115,000 income tax benefit).

   In 1997, the Company extinguished $48.3M of debt as part of the November 5, 1997 debt offering (see Note 4). The related unamortized loan financing costs of $1,712,000 and prepayment penalty of $560,000 were recorded as an extraordinary loss on early extinguishment of debt of $1,631,000 (net of a $641,000 income tax benefit).

8.  ACQUISITION OF CRISPAIRE CORPORATION:

   On November 10, 1997, the Company completed the acquisition of the business of Crispaire Corporation. Pursuant to the purchase agreement, the Company acquired certain assets and liabilities of the Crispaire Corporation. The acquisition was funded with a portion of the cash proceeds from the $90.0 million senior subordinated note (see Note 4), issuance of $5.3 million of junior subordinated notes by Holdings and the sale of $2.05 million of common stock and $1.0 million of preferred stock by Holdings. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective fair values at the date of the acquisition (see Note 2(h)).

   The following reflects the operating results of the Company for the years ended December 31, 1997 and 1996 assuming the acquisitions occurred as of the beginning of each of the respective periods:

                           PRO FORMA OPERATING RESULTS
                                   (UNAUDITED)

                                                    December 31,      December 31,
                                                        1997              1996
                                                   --------------   ---------------
   Net sales                                       $   92,062,000   $    93,469,000
   Loss before extraordinary item                      (3,691,000)       (1,861,000)
   Net loss                                            (5,322,000)       (2,045,000)

   The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisition been made at the beginning of the respective periods, or the results which may occur in the future.

9. ACQUISITION OF SUBURBAN MANUFACTURING COMPANY, FORMERLY KODA ENTERPRISES GROUP, INC.:

   On March 17, 1998, the Company completed the acquisition of 100% of the outstanding common stock of Suburban Manufacturing Company. The acquisition was funded with the proceeds from the amended credit agreement with the bank (see
Note 4). The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective fair values as of the date of the acquisition (see Note 2(h)).

   The following reflects the operating results of the Company for the year ended December 31, 1998 and 1997 assuming the acquisition occurred as of the beginning of the period:

                           PRO FORMA OPERATING RESULTS
                                   (UNAUDITED)

                                                    December 31,      December 31
                                                       1998              1997
                                                ------------------ -----------------
   Net sales                                    $      163,327,000 $     135,527,000
   Income (loss) before extraordinary item             3,593,000         (3,055,000)
   Net income (loss)                                   1,787,000         (4,247,000)

   The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisition been made at the beginning of the respective periods, or the results which may occur in the future.

10.  COMMITMENTS:

   The Company leases buildings, machinery and equipment, office equipment and vehicles which are accounted for as operating leases. Some leases include renewal options and others contain purchase options. Total rental expense for operating leases was $578,000, $448,000 and $407,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

   Commitments for minimum lease payments under noncancellable leases as of December 31, 1998 are as follows:

                                                                      Operating
                                                                       Leases
                                                                   --------------
   1999                                                            $      439,000
   2000                                                                   246,000
   2001                                                                    39,000
   2002                                                                    18,000
   2003                                                                     6,000
                                                                   --------------
                                                                   $      748,000
                                                                   ==============

   As part of the Crispaire acquisition, the Company entered into certain management and employment agreements. Compensation expense related to these agreements was $366,000, and $51,000 for the year ended December 31, 1998 and 1997, respectively. Under the agreements, future management fees are as follows:

   1999                                         $      366,000
   2000                                                295,000

11.  BENEFIT PLAN:

   Substantially all employees of the RV Products division and the Crispaire division are eligible to participate in the 401(k) plans offered by each company. Subject to certain conditions, the divisions may match up to 30% and 25% of the employees' contributions, respectively, up to a maximum of 6% of the employees' annual salary. In addition, the divisions can make an additional contribution determined at the discretion of the Company's Board of Directors. The Company's contribution to its 401(k) plans for the years ended December 31, 1998, 1997 and 1996 totaled $276,000, $261,000 and $263,000, respectively.

   Suburban sponsors two contributory defined benefit pension plans, the Suburban Manufacturing Company Retirement Plan ("Plan 1") and the Suburban Manufacturing Company Retirement Plan for Bargaining Employees ("Plan 2"). The plans cover substantially all Suburban Manufacturing Company employees meeting certain eligibility requirements. Assets of the plans consist of various marketable securities and investments in bond funds. The Company's funding policy is to contribute amounts that are sufficient, when added to participants' contributions, to fund the retirement benefits of all participants in accordance with the requirements of the Internal Revenue Code.

                                                      Plan 1             Plan 2
                                                  --------------   --------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at 3-17-98                     $    2,151,000   $     1,404,000
Service cost                                              98,000          100,000
Interest cost                                            117,000           77,000
Benefits paid                                           (29,000)         (56,000)
Actuarial gain                                            59,000           58,000
Plan amendment                                              - -              - -
Change in assumptions                                    214,000          115,000
                                                  --------------   --------------
Benefit obligation at 9-30-98                     $   2,610,000    $     1,698,000
                                                  -------------    ---------------

Change in plan assets
Fair value of plan assets at 3-17-98              $    1,858,000   $     1,410,000
Employer contributions                                      - -              - -
Employee contributions                                    22,000           24,000
Actual return on plan assets                              91,000           55,000
Benefits paid                                           (29,000)         (56,000)
                                                  --------------   --------------
Fair value of plan assets at 9-30-98              $    1,942,000   $     1,433,000
                                                  --------------   ---------------

Funded status                                     $      668,000   $      265,000
Unrecognized net actuarial loss                          303,000          209,000
Unrecognized prior service cost                             - -              - -
                                                  --------------   --------------
Accrued benefit cost                              $      365,000   $       56,000
                                                  ==============   ==============

Weighted-average assumptions as of September 30, 1998:
Discount rate                                               7.0%             7.0%
Expected return on plan assets                              8.5%             8.5%
Rate of compensation increase                               3.0%             3.0%

   The change in assumptions was due to the original discount rate of 7.5% at March 17, 1998 which was changed to 7.0% at September 30, 1998.

12.  SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK:

   The Company's ten largest customers accounted for approximately 50%, 85% and 93% of sales for the years ended December 31, 1998, 1997 and 1996, respectively, and approximately 31%, 33% and 85% of accounts receivable at December 31, 1998, 1997 and 1996, respectively. The credit risk on trade receivables is controlled through credit approvals, limits and monitoring procedures. Sales to customers in excess of 10% of consolidated net revenues are as follows:

                 December 31,        December 31,          December 31
    Customer         1998                1997                 1996
                 -----------          -----------          -----------
     A.          $22,187,000          $18,985,000          $18,980,000
     B.           19,940,000           15,553,000           22,465,000
     C.            6,613,000            7,110,000            8,377,000

   The Company maintains its cash accounts primarily with major financial institutions, and had bank balances at December 31, 1998 and 1997 that exceeded FDIC insurance limits by $10,000 and $9,459,000, respectively.

13.  DISCONTINUED OPERATIONS:

   During September 1997, the Company adopted a plan to discontinue its Faulkner manufacturing division. A significant amount of the assets of the division of were liquidated and the liabilities were settled during 1998. Accordingly, Faulkner is reported as a discontinued operation for the years ended December 31, 1998, 1997 and 1996.

   Net sales from Faulkner were $5,569,000, $7,964,000 and $12,003,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Interest expense allocated to discontinued operations was $0, $1,494,000 and $1,013,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

   Net liabilities of the discontinued operations are summarized as follows:

                                                                  December 31,   December 31,
                                                                      1998             1997
                                                                  ---------------  -------------
ASSETS
Accounts receivable, net                                          $          - -   $     701,000
Inventory                                                                    - -         790,000
Other current assets                                                         - -          35,000
                                                                  ---------------  -------------
      Total current assets                                                   - -       1,526,000
Property, plant and equipment, net                                           - -         243,000
Intangible assets, net                                                       - -            - -
                                                                  ---------------  -------------
      Total assets                                                           - -       1,769,000
LIABILITIES
Account payable                                                              - -         303,000
Other accrued expenses                                                  1,290,000      1,932,000
                                                                  ---------------  -------------
      Total current liabilities                                         1,290,000      2,235,000
Other noncurrent liabilities                                                 - -            - -
                                                                  ---------------  -------------
      Total liabilities                                                 1,290,000      2,235,000
                                                                  ---------------  -------------
Net liabilities of discontinued operations                        $   (1,290,000)  $   (466,000)
                                                                  ===============  =============

   As of December 31, 1998 the majority of the accrued expenses relate to remaining warranty obligations.

   Components of the $5.65 million loss recorded during 1997 on disposal of Faulkner are as follows:

   Reduction in carrying value of inventories                   $     2,400,000
   Write-off of intangible assets                                     1,100,000
   Accrued holding period loss                                        1,000,000
   Reduction in carrying value of property, plant and
      equipment                                                         450,000
   Accrued employee severance costs                                     150,000
   Accrued sales returns                                                250,000
   Other accrued expenses                                               300,000
                                                                ---------------
                                                                $     5,650,000
                                                                ===============

14.  CONTINGENCY:

   During September 1997, the Company made a decision to upgrade certain air conditioning units which were sold in previous years. In 1997 the Company's portion of the costs to complete the upgrade was estimated and accrued at $500,000. In 1998 the Company revised the estimate and accrued an additional $100,000. Management has an agreement with the vendor that supplied the component to bear a substantial portion of the total cost. At December 31, 1998 and 1997, the remaining accrued liability was $212,000 and $500,000. Management believes the remaining liability will be applied to the completion of the upgrade during 1999.

15.  LITIGATION:

   The Company is a defendant in a lawsuit seeking monetary damages in an unspecified amount, and an injunction, for patent, trademark and trade dress infringement, Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998). The trade dress claims against Crispaire were dismissed by the Court on summary judgment dated November 23, 1998. On that same date, the court also granted summary judgment that (a) the Bard patents were enforceable, but left open for trial the question of validity, and (b) certain Crispaire products infringed certain claims under the patents, but left the remaining claims for trial. A bifurcated jury trial - liability first and then damages - commenced on or about December 2, 1998. On December 8, 1998, the court entered a directed verdict in favor of Bard, holding that the patents were valid and that Crispaire had infringed additional claims under the patents. A jury trial to determine damages is scheduled for April 8, 1999. Crispaire intends to move for reconsideration of the Trial Court's directed verdict, and, if unsuccessful, to appeal that verdict. Crispaire also intends to appeal the adverse summary judgment rulings. Management of the Company continues to believe that the outcome of the trial on damages will not have a material adverse effect on the company's financial position, results of operations or liquidity.

   In addition to the claim that was previously described, the Company is a party to various litigation matters incidental to the conduct of its business. Management does not believe that the outcome of any of these matters in which it is currently involved will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

16.  DERIVATIVES:

   The Company entered into a three year interest rate cap agreement on April 7, 1998 to reduce the impact of its floating rate debt. The agreement, based on a notional principal amount of $10 million, entitles the Company to receive payments on the last day of each quarter if the floating Libor rate exceeds the rate of 7.69% stated in the agreement. The payment amount is calculated at the actual Libor rate compared to the stated rate applied to the principal amount. For the period ended December 31, 1998 the floating Libor rate did not exceed the stated interest rate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                     PART 3


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following sets forth certain information with respect to the persons who are members of the Board of Directors or executive officers of the Company.

Name                                  Age    Position
-----------------------               ---    --------------------------------------
Melvin L. Adams                       52     President and Chief Executive Officer, Director
Gregory G. Guinn                      50     Vice President -- RV Sales and Marketing
Richard L. Schreck                    46     Chief Financial Officer, Secretary, Treasurer
Lonnie L. Snook                       63     Vice President -- RV Manufacturing and
                                             Engineering
George D. Wyers                       66     President -- Crispaire, Director
Dean T. DuCray                        58     Director
Lawrence Jones                        67     Director
Thomas F. McWilliams                  55     Director
James A. Urry                         44     Director

   Melvin L. Adams. Mr. Adams has been a Director, the Chief Executive Officer and President of Airxcel since 1991. From 1989 until 1991, he served as Vice President of The Coleman Company. From 1979 through 1984, he served as General Manager of The Coleman Company's Camping Trailer Division. In 1984, he was promoted to Corporate Vice President & General Manager of Coleman's RV Group. In 1991, he and three officers of RVP led the buy out of Coleman RV Products with Berkshire Partners from MacAndrews and Forbes.

   Gregory G. Guinn. Mr. Guinn has been the Vice President of Sales and Marketing of RVP since 1989. Prior to that, Mr. Guinn held various positions with The Coleman Company, including National Sales Manager and Marketing Manager of RV Products and Corporate Vice President and General Manager of RV Products. Mr. Guinn handles all of RVP's major accounts and its internal sales force.

   Richard L. Schreck. Mr. Schreck has been the Chief Financial Officer, Secretary and Treasurer of Airxcel since 1991. Beginning in 1981, Mr. Schreck held various positions at The Coleman Company, including Corporate Vice president of Operational Finance, RV Group Controller and Controller/Administrative Manager for RV Products. Mr. Schreck is responsible for all financial and MIS functions at Airxcel.

   Lonnie L. Snook. Mr. Snook has been Vice President-Manufacturing and Engineering of RVP since 1989. Prior to that, Mr. Snook held various positions at The Coleman Company, including Industrial Engineer, Manager of Industrial Engineering and Production Superintendent and Factory Manager of RV Products.

   George D. Wyers. Mr. Wyers has been the President and Chief Executive Officer of Crispaire since 1988. After the acquisition, he serves as President of the Crispaire Division of Airxcel. Prior to joining Crispaire, Mr. Wyers spent twelve years as a General Manager of a leading air conditioning equipment distributor based in Dallas, Texas.

   Dean T. DuCray. Mr. DuCray has been a director of the Company since 1996. In April 1998 Mr. DuCray retired as Chief Financial Officer and Vice President of York International Corporation, a position held since 1987, a manufacturer of heating and air conditioning equipment. Mr. DuCray is currently the Chief Financial Officer of Just Like Home, Inc., a provider of assisted living services based in Bradenton, Florida.

   Lawrence Jones. Mr. Jones has been a director of the Company since 1991. Mr. Jones retired from The Coleman Company February 1, 1994 having served as its Chairman and CEO since 1989. Mr. Jones served as Chairman of the Executive Committee at The Coleman Company from 1994 to 1995. From 1995 to 1997, Mr. Jones served as consultant and Chairman of Roller Blade (in line skates) and Prince Sports (tennis rackets). Mr. Jones currently serves as a Director to Union Pacific Resources (gas exploration). Mr. Jones retired from the Fleming Company's (food distribution) Board of Directors on January 1, 1998.

   Thomas F. McWilliams. Mr. McWilliams has been a director of the Company since 1996. Mr. McWilliams has been affiliated with Citicorp Venture Capital, Ltd. ("CVC"), a private equity investment company, since 1983 and presently serves as managing director of CVC as well as a member of CVC's investment committee. Mr. McWilliams is currently a director of each of Chase Brass Industries, Inc., Ergo Science Corporation and various privately owned companies.

   James A. Urry. Mr. Urry has been a director of the Company since 1996. Mr. Urry has been with Citibank, N.A. since 1981, serving as a vice president since 1986. He has been a vice president of CVC since 1989. He is a director of AmeriSource Health Corporation, CLARK Material Handling Corporation, CORT Business Services Corporation, Hancor Holding Corporation, International Knife and Saw Corporation, Palomar Technologies, Inc., York International Corporation and Brunner Mondple.

COMPENSATION OF DIRECTORS

   Directors of the Company who are officers, employees of the Company or its affiliates are presently not expected to receive compensation for their services as directors. Directors of the Company who are not officers or employees of the Company or any of its affiliates receive $2,000 per Board meeting attended. In addition, directors of the Company will be entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the board of directors or committees thereof.

COMPENSATION OF EXECUTIVE OFFICERS

   The compensation of executive officers of the Company is determined by the Board of Directors of the Company. The following table sets forth information concerning compensation received by the five most highly compensated officers of the Company for services rendered in the fiscal year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term Compensation
                                        Annual Compensation                 Options/     LTIP         All Other
Name and Principal Position             Year         Salary      Bonus       SAR(#)     Payouts  Compensation(1)
---------------------------             ------------------------------------------------------------------------
Melvin L. Adams                         1998   $    215,004   $ 55,052         - -        - -          $   3,791
President and Chief Executive Officer   1997        215,004       - -          - -        - -              3,822
                                        1996        215,004     74,334      141,606       - -              4,236

Gregory G. Guinn                        1998        120,838      2,350         - -        - -                542
Vice President - RVP Sales and          1997        100,008       - -          - -        - -                535
    Marketing                           1996        100,008     34,445       85,554       - -                139

Richard L. Schreck                      1998        120,838     27,350         - -        - -                428
Chief Financial Officer, Secretary and  1997        100,008       - -          - -        - -                355
    Treasurer                           1996        100,008     34,445       85,554       - -                 82

Lonnie L. Snook                         1998        120,838      2,350         - -        - -                956
Vice President -- RVP Manufacturing     1997        100,008       - -          - -        - -                950
    and Engineering                     1996        100,008     34,445       85,554       - -                562

George D. Wyers                         1998        203,859       - -          - -        - -              1,550
President - Crispaire division          1997         23,078    480,835         - -         - -              - -
                                        1996           - -        - -          - -        - -               - -

------------------

(1) The named officers have participated in the Company's profit sharing, 401(k) match, deferred compensation and excess benefit programs. The aggregate payments made by the Company pursuant to such programs are listed as All Other Compensation.

EMPLOYMENT AGREEMENTS

   In connection with the Crispaire Acquisition, the Company entered into employment agreements with each of Messrs. Sellers, Shuford and Wyers on November 10, 1997. Each agreement is for a term that expires upon the earlier of October 31, 2000, the employee's death, voluntary termination, termination by resolution by the Board of Directors, at the Company's option, or the employee's disability. Mr. Sellers' base salary is $66,934 per year. Mr. Shuford's base salary is $98,946 per year. Mr. Wyers' base salary is $200,000 per year. Each employee is eligible for an annual performance bonus. Each agreement contains a nonsolicitation provision, and Mr. Wyers' agreement contains a noncompetition provision.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   All of the Company's issued and outstanding capital stock is owned by Holdings. The following table sets forth certain information with respect to the common and preferred equity interests of Holdings.

                                              Common Stock      Percentage of     Aggregate
                                                Beneficially         Common         Voting
Name of Beneficial Owner                           Owned            Stock           Power
------------------------                           -----            -----           -----
Citicorp Venture Capital, Ltd.("CVC") (1)         901,029.05       58.35(2)           40.25%
   399 Park Avenue
   New York, New York 10043
Melvin L. Adams                                   141,637.30           9.17           13.23%
George D. Wyers                                   138,331.53           8.96           12.92%
Gregory G. Guinn                                   76,348.75           4.94            7.13%
Richard L. Schreck                                 76,348.75           4.94            7.13%
Lonnie L. Snook                                    61,533.75           3.98            5.75%
All directors and executive officers as a group
   (9 persons, including those named above)       512,324.24          33.18           47.84%

------------------

(1) Includes shares held by employees and affiliates of CVC.

(2) Includes shares of (i) voting Class A Common Stock representing 40.46% of outstanding voting Class A Common Stock and (ii) non-voting Class B Common Stock.



ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Part 2, Item 8:

                                                                                    Page
                                                                                    ----
   Report of Independent Accountants                                                15
   Consolidated Balance Sheets - December 31, 1998 and 1997                         16
   Consolidated Statements of Operations - Years ended
      December 31, 1998, 1997, and 1996                                             17
   Consolidated Statements of Changes in Stockholder's Equity (Deficiency)
      Years ended December 31, 1998, 1997, and 1996                                 18
   Consolidated Statements of Cash Flows - Years ended
      December 31, 1998, 1997, and 1996                                             19
   Notes to Consolidated Financial Statements                                       21

(a)(2) The following financial statement schedules are included in Item 14, Part IV of this report.

   Schedule II - Valuation and Qualifying Accounts

   Other financial statement schedules are omitted either because of the absence of the conditions under which they are required or because the required information is contained in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

      None

(c) Exhibits

   Exhibit Number      Description
   --------------      -----------
        99.1.          Asset Purchase Agreement among Crispaire Corporation and Airxcel, Inc.
                       and Airxcel Holdings, Inc. dated October 17, 1997.

        99.2           Stock Purchase Agreement among William S. Karol and Airxcel, Inc.
                       Dated March 17, 1998.

        27.            Financial Data Schedule.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                         Additions
                                                   ------------------------
                                    Balance at                   Charged to                   Balance at
                                    Beginning      Charged to      Other          (1)           End of
Description                          of Year        Expense       Accounts    Deductions         Year
-----------                          -------        -------       --------    ----------         ----
Allowance for Doubtful Accounts
    Year ended December 31,
       1998                          $       40     $    297     $     - -    $     (283)       $     54
       1997                                  20           38           - -           (18)             40
       1996                                  20           63           - -           (63)             20


Allowance for Discounts
    Year ended December 31,
       1998                          $       52     $   - -      $     - -    $      - -        $     52
       1997                                  52         - -            - -           - -              52
       1996                                  52         - -            - -           - -              52

(1) Deduction for purposes for which reserve was created.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Airxcel, Inc.

March 15, 1999                          /s/ Melvin L. Adams
------------------------------          ---------------------------------------
        Date                            Melvin L. Adams
                                        President and Chief Executive Officer


March 15, 1999                          /s/ Richard L. Schreck
------------------------------          ---------------------------------------
        Date                            Richard L. Schreck
                                        Secretary/Treasurer and Chief Financial
                                        Officer


March 15, 1999                          /s/ Lawrence Jones
------------------------------          ---------------------------------------
        Date                            Lawrence Jones
                                        Director


March 15, 1999                          /s/ Dean T. DuCray
------------------------------          ---------------------------------------
        Date                            Dean T. DuCray
                                        Director


March 15, 1999                          /s/ James A. Urry
------------------------------          ---------------------------------------
        Date                            James A. Urry
                                        Director


March 15, 1999                          /s/ Thomas F. McWilliams
------------------------------          ---------------------------------------
        Date                            Thomas F. McWilliams
                                        Director


March 15, 1999                          /s/ George D. Wyers
------------------------------          ---------------------------------------
        Date                            George D. Wyers
                                        Director

                                EXHIBIT INDEX
                                -------------



   Exhibit Number      Description
   --------------      -----------

       99.1 Asset Purchase Agreement among Crispaire Corporation and Airxcel, Inc. and Airxcel Holdings, Inc. dated October 17, 1997.

       99.2 Stock Purchase Agreement among William S. Karol and Airxcel, Inc. Dated March 17, 1998.

       27.             Financial Data Schedule.