Form 10-Q
period 1999-03-31
AIRXCEL INC
filed 1999-05-14
CIK 1050096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. YES __XX__   NO_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                1,000 shares of Common Stock as of March 31, 1999

                         PART 1 - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                            March 31, 1999      December 31, 1998
                                                                            --------------      -----------------
                                                                             (Unaudited)            (Note 1)
Assets
Current Assets:
   Cash and cash equivalents                                                  $   1,545             $     177
   Accounts receivable, net                                                      23,645                19,703
   Inventories                                                                   27,766                27,434
   Other current assets                                                           1,788                 2,438
                                                                              ---------             ---------
       Total current assets                                                      54,744                49,752
                                                                              ---------             ---------
Property, plant and equipment, net                                               17,970                18,163
Loan financing costs, net                                                         4,248                 4,437
Non-compete agreements, net                                                         718                   810
Other identifiable intangible assets, net                                        30,499                30,935
Goodwill, net                                                                    22,385                22,493
                                                                              ---------             ---------
       Total assets                                                           $ 130,564             $ 126,590
                                                                              =========             =========

Liabilities and Stockholder's Equity (Deficiency)
Current Liabilities:
   Current portion of long-term debt                                          $   1,459             $   1,465
   Accounts payable                                                              13,484                10,719
   Accrued expenses and other current liabilities                                18,713                 9,219
                                                                              ---------             ---------
       Total current liabilities                                                 33,656                21,403
                                                                              ---------             ---------
Long-term debt, net of current maturities                                       117,118               118,041
Deferred income taxes                                                             1,113                 5,044

Commitments and contingencies                                                        --                    --

Stockholder's equity (deficiency):
   Common Stock                                                                       1                     1
   Additional paid-in capital                                                    26,946                26,946
   Accumulated deficit                                                          (48,270)              (44,845)
                                                                              ---------             ---------
       Total stockholder's equity (deficiency)                                  (21,323)              (17,898)
                                                                              ---------             ---------
       Total liabilities and stockholder's equity (deficiency)                $ 130,564             $ 126,590
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

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (Unaudited)
                               Three Months Ended


                                                            March 31, 1999           March 31, 1998
                                                            --------------           --------------
Net sales                                                      $ 43,770                  $ 28,056
Cost of sales                                                    33,348                    21,352
                                                               --------                  --------
     Gross profit                                                10,422                     6,704
Selling, general and administrative expense                       5,256                     3,106
Accrued litigation expense                                        7,600                        --
                                                               --------                  --------
       Income (loss) from operations                             (2,434)                    3,598
Interest expense, net                                             3,018                     2,490
                                                               --------                  --------
       Income (loss) before income tax expense                   (5,452)                    1,108
Income tax expense (benefit)                                     (2,027)                      443
                                                               --------                  --------

Net income (loss)                                              $ (3,425)                 $    665
                                                               ========                  ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                               Three Months Ended


                                                                        March 31, 1999         March 31, 1998
                                                                        --------------         --------------
Cash flows from operating activities:
   Net income (loss)                                                       $ (3,425)             $    665
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                          1,547                   851
       Deferred income taxes                                                 (2,519)                  186
       Other                                                                     83                   113
       Changes in assets and liabilities:
         Accounts receivable                                                 (4,025)                 (322)
         Inventories                                                           (332)                 (813)
         Other assets                                                          (764)                 (111)
         Accounts payable                                                     2,765                 3,321
         Accrued expenses and other liabilities                               9,494                 1,242
                                                                           --------              --------
           Net cash provided by operating activities                          2,824                 5,132
                                                                           --------              --------

Cash flows from investing activities:
   Capital expenditures                                                        (528)                 (266)
   Acquisition of business, net of cash acquired                                 --               (28,306)
                                                                           --------              --------

           Net cash used in investing activities                               (528)              (28,572)
                                                                           --------              --------

Cash flows from financing activities:
   Proceeds from long-term debt                                              47,121                31,640
   Principal payments on long-term debt                                     (48,049)              (17,487)
   Financing costs incurred                                                      --                (1,035)
   Capital contribution from parent company                                      --                 4,096
                                                                           --------              --------
           Net cash provided by (used in) financing activities                 (928)               17,214
                                                                           --------              --------

           Net increase (decrease) in cash and cash equivalents               1,368                (6,226)
   Cash and cash equivalents, beginning of period                               177                 9,691
                                                                           --------              --------
   Cash and cash equivalents, end of period                                $  1,545              $  3,465
                                                                           ========              ========

Supplemental disclosure of noncash activities:
   Acquired business, assets and liabilities:
     Tangible assets                                                                             $ 29,007
     Intangible assets                                                                             24,506
     Liabilities assumed
                                                                                                  (25,207)
                                                                                                 --------
                                                                                                 $ 28,306
                                                                                                 ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation:

     The accompanying interim consolidated financial statements have not been audited but reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes therein for the fiscal year ended December 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 16, 1999. The results of operations for any interim period are not necessarily indicative of results for the full year or for any quarter.

2.   Organization and Business:

     Airxcel, Inc. (the "Company") is a wholly-owned subsidiary of Airxcel Holdings Corporation (Holdings); formerly known as RV Holdings Corporation. The Company is a diversified designer, manufacturer and marketer of air conditioners, furnaces, water heaters, and cooking appliances for the recreation vehicle industry, and wall mount air conditioners, ECUs and heat pumps for the heating, ventilating and air conditioning industry in the United States, Canada and certain international markets. The recreation vehicle industry is supplied by its RV Products division and Suburban Manufacturing Company while the heating, ventilating and air conditioning industry is supplied by the Crispaire division. Due to the similarities of the economic characteristics, production processes, customers, distribution methods and regulatory environment of the company's products, the Company is managed, operated and reported as one segment.

     On March 17, 1998, the Company completed the acquisition of 100% of the outstanding common stock of Suburban Manufacturing Company, formerly KODA Enterprises Group, Inc. (Suburban), a designer and manufacturer of heating, water heating and cooking appliances for the recreation vehicle industry and other specialty products for the heating, ventilating and air conditioning industry. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective fair values. The condensed consolidated financial statements include the accounts and results of operations since that date.

     The following reflects the operating results of the Company for the three months ended March 31, 1998 assuming the acquisition occurred as of the beginning of 1998:

                           Pro Forma Operating Results
                                 (in thousands)
                                   (Unaudited)

                                                           March 31, 1998
                                                           --------------
           Net sales                                           $37,987
           Income before extraordinary item                        900
           Net income                                              200

     The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisitions been made at the beginning of the respective periods, or the results which may occur in the future.

3.   Reclassifications:

     Effective October 1, 1998 the Company elected to classify design and engineering expenses as a cost of sale. Prior to October 1, 1998, design and engineering expenses were included in selling, general and administrative expense. The Company has reclassified such expenses for the three month period ended March 31, 1998 to match the classification for the three month period ended March 31, 1999.

4.   Inventories:

     Inventories, excluding that associated with discontinued operations consists of the following:

                                         March 31, 1999     December 31, 1998

         Raw Materials                       $12,131             $13,821
         Work-in-process                       2,716               2,787
         Finished goods                       12,919              10,826
                                             -------             -------
                                             $27,766             $27,434
                                             =======             =======

5.   Debt:

     On March 17, 1998, the bank amended and restated the Company's Credit Facility to provide for borrowings in an aggregate principal amount of up to $38,000,000. The Credit Facility requires the Company to maintain compliance with various financial ratios including interest coverage ratio, leverage ratio, minimum EBITDA, and debt service ratio. The Company obtained an amendment from the bank to waive any existing Default or Event of Default that arose as a result of exceeding the maximum leverage ratio during the quarter ending March 31, 1999.

6.   Income Taxes:

     Total taxes differ from the statutory rate due primarily to state income taxes.

7.   Contingency:

     During September 1997, the Company made a decision to upgrade certain air conditioning units which were sold in previous years. In 1997 the Company's cost to complete the upgrade was estimated and accrued at $600,000. At March 31, 1999, the remaining accrued liability was $198,000.

8.   Litigation:

     On April 15, 1999, the jury in a case involving patent, trademark and trade dress infringement, Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998) awarded damages against Crispaire for patent infringement in an amount of $9,000,000. Crispaire intends to move for reconsideration of the judgment, and, in the alternative, a new trial. If unsuccessful in the district court Crispaire will appeal. Pending these appeals, which may not be finally decided for an estimated nine to twenty-four months, Crispaire will seek a stay of execution of the judgment for damages and, if required, will post a bond to secure such a stay. Management of the Company believes that the current damages award was the result of legal and factual errors both by the judge and jury and that the ultimate result of its appeals process will be either a reversal or a significant reduction in its liability. The Company does not believe that the eventual resolution of the Bard Manufacturing litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity although, given the inherent risks of litigation, there can be no assurances in that regard.

     The Company is a party to various other litigation matters incidental to the conduct of its business. Management does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

Three Month Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Net sales. Net sales increased 55.9% from $28.1 million in 1998 to $43.8 million in 1999. Net sales increased primarily due to the $12.0 million of additional sales related to Suburban which was acquired on March 17, 1998. In addition, the volume of OEM and after market sales increased in comparison to 1998, which the Company believes was the result of growth in the RV industry.

     Gross Profit. Gross profit increased 55.2% from $6.7 million (24% of net sales) in 1998 to $10.4 million (24% of net sales) in 1999. The increase was principally due to the acquisition of Suburban which generated gross margins of $2.5 million (24% of net sales). The remainder is attributable to the increased volume of OEM and aftermarket sales.

     Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense increased 71.0% from $3.1 million in 1998 (11% of net sales) to $5.3 million in 1999 (12% of net sales), primarily due to $1.6 million of expenses relating to the acquisition of Suburban, increased sales commissions as a result of increased sales, and advertising expenses accelerated into the three months ended March 31, 1999.

     Accrued litigation expense. Accrued litigation expense increased due to the litigation discussed in Note 8 of the notes to the condensed consolidated financial statements.

     Interest expense. Interest expense increased from $2.5 million in 1998 to $3.0 million in 1999. This increase resulted primarily from the borrowing of $27.0 million of additional bank debt on March 17, 1998.

Liquidity and Capital Resources

     For the three (3) months ended March 31, 1999, the Company generated $2,824,000 in net cash flow from operating activities compared to $5,132,000 for the comparable period in 1998, primarily as a result of decreased profits, decreased deferred taxes and increases in accounts receivable offset by an increase in accrued expenses and other liabilities. Capital expenditures totaled $528,000 for the three months ended March 31, 1999, compared to $266,000 for the same period in 1998. Capital expenditures increased primarily due to the $257,000 of expenditures related to Suburban, which was acquired on March 17, 1998.

     During the three (3) months ended March 31, 1998, the Company acquired Suburban. The Company paid the purchase price with borrowings under its revolving line of credit, proceeds from long-term debt and a capital contribution from the Company's parent. Subsequent to the acquisition, long-term debt assumed in the Suburban acquisition of $12,586,000 was repaid.

     Covenants under the Company's credit facility with the bank restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with various financial ratios including interest coverage ratio, leverage ratio, minimum EBITDA, and debt service coverage ratio. The Company obtained an amendment from the bank to waive any existing Default or Event of Default that arose as a result of exceeding the maximum leverage ratio during the quarter ending March 31, 1999.

     Due to the outcome of the Bard Manufacturing Company litigation, the Company is currently working on an amendment to the existing credit agreement to increase the available borrowing allowed under the revolving credit agreement. With the amendment to the credit agreement, the Company believes that its existing cash and cash equivalents, revolving line of credit and cash generated from operations will be sufficient to satisfy the Company's cash requirements for the foreseeable future.

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

     The applications software section includes the conversion or replacement of software that is not Year 2000 compliant. The inventorying, assessment and replacement phases of this section were completed by September 30, 1998. The testing phase of this section began in the first quarter of 1999 and is scheduled for completion by the second quarter of 1999. Contingency planning is scheduled to begin in the second quarter of 1999.

     The External Agents section includes identifying critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 problem. We are asking vendors, service suppliers, communications providers and financial institutions whose systems failures potentially could have a significant impact on our operations to verify their Year 2000 readiness. Approximately 47% of the External Agents have responded to our request. Responses will be evaluated and a contingency plan developed by the second quarter of 1999.

     Review of the manufacturing facilities has been completed ahead of schedule. Verification of Year 2000 readiness has been received on all equipment using any form of computer controls.

Costs:

     The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the company's financial position. The estimated total cost of the Project is approximately $600,000. The total amount expended through March 31, 1999 was $542,000.

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

                           PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings

     On April 15, 1999, the jury in a case involving patent, trademark and trade dress infringement, Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998) awarded damages against Crispaire for patent infringement in an amount of $9,000,000. Crispaire intends to move for reconsideration of the judgment, and, in the alternative, a new trial. If unsuccessful in the district court Crispaire will appeal. Pending these appeals, which may not be finally decided for an estimated nine to twenty-four months, Crispaire will seek a stay of execution of the judgment for damages and, if required, will post a bond to secure such a stay. Management of the Company believes that the current damages award was the result of legal and factual errors both by the judge and jury and that the ultimate result of its appeals process will be either a reversal or a significant reduction in its liability. The Company does not believe that the eventual resolution of the Bard Manufacturing litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity although, given the inherent risks of litigation, there can be no assurances in that regard.

     The Company is a party to various other litigation matters incidental to the conduct of its business. Management does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial position, results of operations or liquidity of the Company.


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

                                         Airxcel, Inc.

     May 14, 1999                  /s/ Melvin L. Adams
----------------------------       -----------------------------
         Date                            Melvin L. Adams
                                         President and Chief Executive Officer

     May 14, 1999                  /s/  Richard L. Schreck
----------------------------       -----------------------------
         Date                            Richard L. Schreck
                                         Secretary/Treasurer and
                                         Chief Financial Officer