Form 10-Q
period 1999-06-30
AIRXCEL INC
filed 1999-08-13
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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

                1,000 shares of Common Stock as of June 30, 1999

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         June 30, 1999         December 31, 1998
                                                                       ------------------     ---------------------
                                                                           (Unaudited)               (Note 1)
ASSETS
Current Assets:
   Cash and cash equivalents                                           $            1,741     $                 177
   Accounts receivable, net                                                        22,211                    19,703
   Inventories                                                                     26,653                    27,434
   Other current assets                                                             1,196                     2,438
                                                                       ------------------     ---------------------
       Total current assets                                                        51,801                    49,752
                                                                       ------------------     ---------------------
Property, plant and equipment, net                                                 18,280                    18,163
Loan financing costs, net                                                           4,093                     4,437
Non-compete agreements, net                                                           626                       810
Other identifiable intangible assets, net                                          30,071                    30,935
Goodwill, net                                                                      22,241                    22,493
                                                                       ------------------     ---------------------
       Total assets                                                    $          127,112     $             126,590
                                                                       ==================     =====================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current Liabilities:
   Current portion of long-term debt                                   $            1,443     $               1,465
   Accounts payable                                                                16,285                    10,719
   Accrued expenses and other current liabilities                                  16,852                     9,219
                                                                       ------------------     ---------------------
       Total current liabilities                                                   34,580                    21,403
                                                                       ------------------     ---------------------
Long-term debt, net of current maturities                                         110,920                   118,041
Deferred income taxes                                                               1,113                     5,044

Commitments and contingencies                                                         ---                       ---

Stockholder's equity (deficiency):
   Common Stock                                                                         1                         1
   Additional paid-in capital                                                      26,946                    26,946
   Accumulated deficit                                                            (46,448)                  (44,845)
                                                                       -------------------    ----------------------
       Total stockholder's equity (deficiency)                                    (19,501)                  (17,898)
                                                                       -------------------    ----------------------
       Total liabilities and stockholder's equity (deficiency)         $          127,112     $             126,590
                                                                       ==================     =====================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                  ----------------------      -----------------------
                                                    1999          1998          1999           1998
                                                  --------      --------      --------       --------
Net sales                                         $ 48,526      $ 42,724      $ 92,296       $ 70,780
Cost of sales                                       37,256        33,579        70,604         54,934
                                                  --------      --------      --------       --------
     Gross profit                                   11,270         9,145        21,692         15,846
Selling, general and administrative expense          5,273         4,571        10,529          7,677
Accrued litigation expense                           - - -         - - -         7,600          - - -
                                                  --------      --------      --------       --------
     Income (loss) from operations                   5,997         4,574         3,563          8,169
Interest expense, net                                2,977         3,086         5,995          5,576
                                                  --------      --------      --------       --------

     Income (loss) before income tax expense         3,020         1,488        (2,432)         2,593
Income tax expense (benefit)                         1,198           595          (829)         1,038
                                                  --------      --------      --------       --------

Net income (loss)                                 $  1,822      $    893      $ (1,603)      $  1,555
                                                  ========      ========      ========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                SIX MONTHS ENDED

                                                                             June 30, 1999             June 30, 1998
                                                                             -------------             -------------
Cash flows from operating activities:
   Net income (loss)                                                         $     (1,603)             $      1,555
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation and amortization                                                3,081                     2,224
       Deferred income taxes                                                       (2,519)                      403
       Other                                                                          180                       331
       Gain on sale of assets                                                          (1)                      359
       Changes in assets and liabilities:
         Accounts receivable                                                       (2,688)                   (1,408)
         Inventories                                                                  781                      (734)
         Other assets                                                                (171)                     (412)
         Accounts payable                                                           5,566                     2,091
         Accrued expenses and other liabilities                                     7,633                    (1,925)
                                                                             ------------              -------------
           Net cash provided by operating activities                               10,259                     2,484
                                                                             ------------              ------------

Cash flows from investing activities:
   Proceeds from sale of assets                                                        37                       202
   Capital expenditures                                                            (1,580)                     (752)
   Acquisition of business, net of cash acquired                                    - - -                   (28,306)
   Acquisition of patent                                                               (9)                    - - -
                                                                             -------------             ------------
           Net cash used in investing activities                                   (1,552)                  (28,856)
                                                                             -------------             -------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                    91,013                    80,016
   Principal payments on long-term debt                                           (98,156)                  (64,678)
   Financing costs incurred                                                         - - -                    (1,191)
   Capital contribution from parent company                                         - - -                     4,096
                                                                             ------------              ------------
           Net cash provided by (used in) financing activities                     (7,143)                   18,243
                                                                             -------------             ------------

           Net increase (decrease) in cash and cash equivalents                     1,564                    (8,129)
  Cash and cash equivalents, beginning of period                                      177                     9,691
                                                                             ------------              ------------
  Cash and cash equivalents, end of period                                   $      1,741              $      1,562
                                                                             ============              ============

Supplemental disclosure of noncash activities:
  Acquired business, assets and liabilities:
     Tangible assets                                                                                   $     29,007
     Intangible assets                                                                                       24,506
     Liabilities assumed                                                                                    (25,207)
                                                                                                       -------------
                                                                                                       $     28,306
                                                                                                       ============

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

     The following reflects the operating results of the Company for the three months and the six months ended June 30, 1998 assuming the acquisition occurred as of the beginning of 1998:

                           Pro Forma Operating Results
                                 (in thousands)
                                   (Unaudited)

                                              Three Months Ended      Six Months Ended
                                                      June 30              June 30
                                              ------------------      ----------------
         Net sales                                 $42,724                $80,711
         Income before extraordinary item            1,488                  2,388
         Net income                                    893                  1,093

     The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisitions been made at the beginning of the respective periods, or the results which may occur in the future.

3.     RECLASSIFICATIONS

     The Company has made certain reclassifications to the condensed consolidated statements of operations for the three months and the six months ended June 30, 1998 to conform to the current year presentation.

4.   INVENTORIES:

     Inventories, excluding that associated with discontinued operations consists of the following:

                                         June 30, 1999           December 31, 1998
                                         -------------           -----------------
           Raw Materials                  $      12,388            $      13,821
           Work-in-process                        3,349                    2,787
           Finished goods                        10,916                   10,826
                                          -------------            -------------
                                          $      26,653            $      27,434
                                          =============            =============

5.   DEBT:

     On March 17, 1998, the bank amended and restated the Company's Credit Facility to provide for borrowings in an aggregate principal amount of up to $38,000,000. The Credit Facility requires the Company to maintain compliance with various financial ratios including interest coverage ratio, leverage ratio, minimum EBITDA, and debt service ratio. The Company obtained an amendment from the bank to waive any existing Default or Event of Default that arose as a result of exceeding the maximum leverage ratio during the quarter ending June 30, 1999. In addition, the amendment modified certain covenants which should allow the Company to maintain compliance in the future.

6.   INCOME TAXES:

     Total taxes differ from the statutory rate due primarily to state income taxes.

7.   CONTINGENCIES:

     During September 1997, the Company made a decision to upgrade certain air conditioning units which were sold in previous years. In 1997 the Company's cost to complete the upgrade was estimated and accrued at $600,000. At June 30, 1999, the remaining accrued liability was $195,000.

   On July 9, 1999 the Company entered into a letter of credit totaling $1,250,000 which obligates the Company to make payment in the event of a default on a contract with a customer. Management does not expect any material losses to result from this off-balance sheet instrument because performance is not expected to be required, and therefore, is of the opinion that the fair value of this instrument is zero.

8.   LITIGATION:

   On April 15, 1999, the jury in a case involving patent, trademark and trade dress infringement,

Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998) awarded damages against Crispaire for patent infringement in an amount of $9,000,000. Crispaire has moved for reconsideration of the judgment, and, in the alternative, a new trial. If unsuccessful in the district court Crispaire will appeal. Pending these appeals, which may not be finally decided for an estimated nine to twenty-four months, Crispaire will seek a stay of execution of the judgment for damages and, if required, will post a bond to secure such a stay. Management of the Company believes that the current damages award was the result of legal and factual errors both by the judge and jury and that the ultimate result of its appeals process will be either a reversal or a significant reduction in its liability. The Company does not believe that the eventual resolution of the Bard Manufacturing litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity although, given the inherent risks of litigation, there can be no assurances in that regard.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net sales. Net sales increased 13.6% from $42.7 million to $48.5 million in the quarter ended June 30, 1999 as compared to the corresponding quarter of 1998. For the six months ended June 30, 1999 net sales increased 30.4% from $70.8 million to $92.3 million in the same six months of 1998. Net sales increased during the quarter primarily due to increases in the volume of OEM and after market sales in comparison to the same period of 1998, which the Company believes was the result of growth in the RV industry. For the six months ended June 30, 1999 net sales increased primarily due to the acquisition of Suburban on March 17, 1998, which generated $12.0 million of additional sales and increases in the volume of OEM and after market sales.


   Gross Profit. Gross profit increased 24.2% from $9.1 million (21% of net sales) to $11.3 million (23% of net sales) in the quarter ended June 30, 1999 as compared to the corresponding quarter of 1998. For the six months ended June 30, 1999 gross profit increased 37.3% from $15.8 million (22% of net sales) to $21.7 million (23% of net sales) in the same six months of 1998. The increase was principally due to the increased volume of OEM and aftermarket sales in the six months ended June 30, 1999. In addition, the Suburban acquisition generated gross margins of $2.5 million. The increase in gross profit percentage was due to a shift in product mix.

   Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense increased 15.2% from $4.6 million (11% of net sales) to $5.3 million (11% of net sales) in the quarter ended June 30, 1999 as compared to the corresponding quarter of 1998. For the six months ended June 30, 1999 selling, general and administrative expense increased 36.4% from $7.7 million (11% of net sales) to $10.5 million (11% of net sales) in the same six months as 1998. The increase was primarily due to increased sales commissions as a result of increased sales, increased advertising expenses due to increased marketing efforts both during the quarter and the six months ended June 30, 1999, and $1.6 million of expenses relating to the acquisition of Suburban.

   Accrued litigation expense. Accrued litigation expense increased due to the litigation discussed in Note 8 of the notes to the condensed consolidated financial statements.

   Interest expense. Interest expense decreased from $3.1 million to $3.0 million in the quarter ended June 30, 1999 as compared to the corresponding quarter of 1998 and increased from $5.6 million to $6.0 million in the six months ended June 30, 1999. Interest expense decreased during the quarter primarily due to reductions in average long-term borrowings outstanding. The increase in the six months ended June 30, 1999 resulted primarily from the borrowing of $27.0 million of additional bank debt on March 17, 1998.

LIQUIDITY AND CAPITAL RESOURCES

   For the six (6) months ended June 30, 1999, the Company generated $10,259,000 in net cash flow from operating activities compared to $2,484,000 for the comparable period in 1998, primarily as a result of increases in accounts payable and accrued expenses and other liabilities offset by decreased profits, decreased deferred taxes and increases in accounts receivable. Capital expenditures totaled $1,580,000 for the six months ended June 30, 1999, compared to $752,000 for the same period in 1998. Capital expenditures increased primarily as a result of expenditures of $507,000 for an expansion of the Company's production facility and $257,000 of expenditures related to Suburban.

   During the six (6) months ended June 30, 1998, the Company acquired Suburban. The Company paid the purchase price with borrowings under its revolving line of credit, proceeds from long-term debt and a capital contribution from the Company's parent. Subsequent to the acquisition, long-term debt assumed in the Suburban acquisition of $12,586,000 was repaid.

   Covenants under the Company's credit facility with the bank restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with various financial ratios including interest coverage ratio, leverage ratio, minimum EBITDA, and debt service coverage ratio. The Company obtained an amendment from the bank to waive any existing Default or Event of Default that arose as a result of exceeding the maximum leverage ratio during the quarter ending June 30, 1999. In addition, the amendment modified certain covenants which should allow the Company to maintain compliance in the future.


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

   The applications software section includes the conversion or replacement of software that is not Year 2000 compliant. The inventorying, assessment and replacement phases of this section were completed by September 30, 1998. The testing phase of this section began in the first quarter of 1999 with final testing and implementation scheduled for completion during the third quarter of 1999. Although the Company presently does not have all contingency plans in place, it has started a process to develop such plans and expects the plans to be in place by the fourth quarter of 1999. In the event of a system failure the Company has access to alternate computer systems that are Year 2000 compliant and also has the ability to manufacture and ship its products manually.

   The External Agents section includes identifying critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 problem. We are asking vendors, service suppliers, communications providers and financial institutions whose systems failures potentially could have a significant impact on our operations to verify their Year 2000 readiness. Approximately 51% of the External Agents have responded to our request. Responses are being evaluated and alternate suppliers are being identified where necessary.

   Review of the manufacturing facilities has been completed ahead of schedule. Verification of Year 2000 readiness has been received on all equipment using any form of computer controls.

Costs:

   The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the company's financial position. The estimated total cost of the Project is approximately $650,000. The total amount expended through June 30, 1999 was $599,000.

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

CERTAIN IMPORTANT FACTORS

   Except for the historical information contained herein, this Form 10-Q contains forward-looking statements, and any statements contained in this Form 10-Q that are not statements of historical fact are deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue", the negative or other variations thereof, or comparable terminology, are intended forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe weather conditions, that can affect both the purchase and usage of recreational vehicles, which, in turn, affects purchases by consumers of the products that the Company sells.

                           PART 2 - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

   On April 15, 1999, the jury in a case involving patent, trademark and trade dress infringement, Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998) awarded damages against Crispaire for patent infringement in an amount of $9,000,000. Crispaire has moved for reconsideration of the judgment, and, in the alternative, a new trial. If unsuccessful in the district court Crispaire will appeal. Pending these appeals, which may not be finally decided for an estimated nine to twenty-four months, Crispaire will seek a stay of execution of the judgment for damages and, if required, will post a bond to secure such a stay. Management of the Company believes that the current damages award was the result of legal and factual errors both by the judge and jury and that the ultimate result of its appeals process will be either a reversal or a significant reduction in its liability. The Company does not believe that the eventual resolution of the Bard Manufacturing litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity although, given the inherent risks of litigation, there can be no assurances in that regard.

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

        August 13, 1999                      /s/ Melvin L. Adams
-------------------------------              ---------------------------------
         Date                                    Melvin L. Adams
                                                 President and Chief Executive
                                                 Officer

        August 13, 1999                      /s/ Richard L. Schreck
-------------------------------              ---------------------------------
         Date                                    Richard L. Schreck
                                                 Secretary/Treasurer and
                                                 Chief Financial Officer