Form 10-Q
period 1999-09-30
AIRXCEL INC
filed 1999-11-12
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    --------------

                        COMMISSION FILE NUMBER 333-43335

                                  AIRXCEL, INC.

             (Exact name of Registrant as specified in its charter)

          Delaware                                48-1071795
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES XX NO
                                              --   --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              1,000 shares of Common Stock as of September 30, 1999

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       September 30, 1999         December 31, 1998
                                                                       ------------------     ---------------------
                                                                           (Unaudited)                (Note 1)
ASSETS
Current Assets:
   Cash and cash equivalents                                           $              335     $                 177
   Accounts receivable, net                                                        20,262                    19,703
   Inventories                                                                     27,920                    27,434
   Other current assets                                                             1,177                     2,438
                                                                       ------------------     ---------------------
       Total current assets                                                        49,694                    49,752
                                                                       ------------------     ---------------------
Property, plant and equipment, net                                                 18,667                    18,163
Loan financing costs, net                                                           3,938                     4,437
Non-compete agreements, net                                                           535                       810
Other identifiable intangible assets, net                                          29,637                    30,935
Goodwill, net                                                                      22,097                    22,493
                                                                       ------------------     ---------------------
       Total assets                                                    $          124,568     $             126,590
                                                                       ==================     =====================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current Liabilities:

   Current portion of long-term debt                                   $            1,415     $               1,465
   Accounts payable                                                                12,487                    10,719
   Accrued expenses and other current liabilities                                  19,976                     9,219
                                                                       ------------------     ---------------------
       Total current liabilities                                                   33,878                    21,403
                                                                       ------------------     ---------------------
Long-term debt, net of current maturities                                         107,893                   118,041
Deferred income taxes                                                               1,113                     5,044

Commitments and contingencies                                                         ---                       ---

Stockholder's equity (deficiency):

   Common Stock                                                                         1                         1
   Additional paid-in capital                                                      26,946                    26,946
   Accumulated deficit                                                            (45,263)                  (44,845)
                                                                       -------------------    ----------------------
       Total stockholder's equity (deficiency)                                    (18,316)                  (17,898)
                                                                       -------------------    ----------------------
       Total liabilities and stockholder's equity (deficiency)         $          124,568     $             126,590
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

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Three Months Ended               Nine Months Ended
                                                                     September 30,                  September 30,
                                                              --------------------------     --------------------------
                                                                     1999           1998            1999           1998
                                                              -----------    -----------     -----------    -----------
Net sales                                                     $    47,192    $    44,176     $   139,489    $   114,956
Cost of sales                                                      37,497         34,801         108,101         89,735
                                                              -----------    -----------     -----------    -----------
     Gross profit                                                   9,695          9,375          31,388         25,221
Selling, general and administrative expense                         4,856          4,351          15,386         12,028
Accrued litigation expense                                          - - -          - - -           7,600          - - -
                                                             ------------      ---------      ------------    ---------
     Income from operations                                         4,839          5,024           8,402         13,193
Interest expense, net                                               2,849          3,211           8,844          8,787
                                                              -----------    -----------     -----------    -----------

     Income (loss) before income tax expense                        1,990          1,813            (442)         4,406
Income tax expense (benefit)                                          805            648            ( 24)         1,686
                                                              -----------    -----------     ------------   -----------

Net income (loss)                                             $     1,185    $     1,165     $      (418)   $     2,720
                                                              ===========    ===========     ============   ===========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                NINE MONTHS ENDED

                                                                          September 30, 1999       September 30, 1998
                                                                          ------------------       ------------------
Cash flows from operating activities:
   Net income (loss)                                                     $           (418)         $          2,720
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation and amortization                                                4,627                     3,651
       Deferred income taxes                                                       (2,519)                      403
       Other                                                                          359                       518
       (Gain) loss on sale of assets                                                   (1)                      359
       Changes in assets and liabilities:
         Accounts receivable                                                         (918)                   (1,883)
         Inventories                                                                 (486)                    1,295
         Other assets                                                                (151)                      336
         Accounts payable                                                           1,768                     2,981
         Accrued expenses and other liabilities                                    10,757                    (1,556)
                                                                         ----------------          ----------------
           Net cash provided by operating activities                               13,018                     8,824
                                                                         ----------------          ----------------

Cash flows from investing activities:
   Proceeds from sale of assets                                                        37                       202
   Capital expenditures                                                            (2,690)                   (1,470)
   Acquisition of business, net of cash acquired                                    - - -                   (28,306)
   Acquisition of intangible assets                                                    (9)                      (36)
                                                                         -----------------         ----------------
           Net cash used in investing activities                                   (2,662)                  (29,610)
                                                                         -----------------         ----------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                   133,889                   120,533
   Principal payments on long-term debt                                          (144,087)                 (111,200)
   Financing costs incurred                                                         - - -                    (1,201)
   Capital contribution from parent company                                         - - -                     4,096
                                                                         ----------------          ----------------
           Net cash provided by (used in) financing activities                    (10,198)                   18,243
                                                                         ----------------          ----------------

           Net increase (decrease) in cash and cash equivalents                       158                    (8,558)
  Cash and cash equivalents, beginning of period                                      177                     9,691
                                                                         ----------------          ----------------
  Cash and cash equivalents, end of period                               $            335          $          1,133
                                                                         ================          ================

Supplemental disclosure of noncash activities:
   Acquired business, assets and liabilities:

     Tangible assets                                                                               $         29,007
     Intangible assets                                                                                       24,506
     Liabilities assumed                                                                                    (25,207)
                                                                                                   ----------------
                                                                                                   $         28,306
                                                                                                   ================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

     The accompanying interim consolidated financial statements have not been audited but reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes therein for the fiscal year ended December 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 16, 1999. The results of operations for any interim period are not necessarily indicative of results for the full year or for any quarter.

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

     The following reflects the operating results of the Company for the nine months ended September 30, 1998 assuming the acquisition occurred as of the beginning of 1998:

                           Pro Forma Operating Results
                                 (in thousands)
                                   (Unaudited)


                                                                       Nine Months Ended
                                                                         September 30
                                                                        ----------------
           Net sales                                                     $       124,887
           Income before extraordinary item                                        4,201
           Net income                                                              2,258

     The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisitions been made at the beginning of the respective periods, or the results which may occur in the future.

3.   RECLASSIFICATIONS

     The Company has made certain reclassifications to the condensed consolidated statements of operations for the three months and the nine months ended September 30, 1998 to conform to the current year presentation.

4.   INVENTORIES:

     Inventories, excluding that associated with discontinued operations consists of the following:

                                                              September 30, 1999              December 31, 1998
                                                              ------------------              -----------------
           Raw Materials                                        $      13,750                    $      13,821
           Work-in-process                                              2,901                            2,787
           Finished goods                                              11,269                           10,826
                                                                -------------                    -------------
                                                                $      27,920                    $      27,434
                                                                =============                    =============

5.   DEBT:

     On March 17, 1998, the bank amended and restated the Company's Credit Facility to provide for borrowings in an aggregate principal amount of up to $38,000,000. The Credit Facility requires the Company to maintain compliance with various financial ratios including interest coverage ratio, leverage ratio, minimum EBITDA, and debt service ratio. During the quarter ending September 30, 1999 the Company obtained an amendment from the bank to waive any existing Default or Event of Default that arose as a result of exceeding the maximum leverage ratio during previous quarters. In addition, the amendment modified certain covenants which should allow the Company to maintain compliance in the future.

6.   INCOME TAXES:

     Total taxes differ from the statutory rate due primarily to non-deductible permanent differences and state income taxes.

7.   CONTINGENCIES:

     During September 1997, the Company made a decision to upgrade certain air conditioning units which were sold in previous years. In 1997 the Company's cost to complete the upgrade was estimated and accrued at $600,000. At September 30, 1999, the remaining accrued liability was $107,000.

     On September 21, 1999 the Company entered into a letter of credit totaling $7,500,000 which obligates the Company to make payment in the event the judgment in the matter discussed in Note 8 is not stayed, vacated, reversed or paid.

8.   LITIGATION:

     On April 15, 1999, the jury in a case involving patent, trademark and trade dress infringement, Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998) awarded damages against Crispaire for patent infringement in an amount of $9,000,000. Crispaire provided a bank letter of credit to secure a stay of execution of the judgment and has filed an appeal. A decision by the appellate court on the appeal is expected within nine to twenty-four months from November 1999. Management of the Company believes that the current damages award was the result of legal and factual errors both by the judge and jury and that the ultimate result of its appeals process will be either a reversal or a significant reduction in its liability. The Company does not believe that the eventual resolution of the Bard Manufacturing litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity although, given the inherent risks of litigation, there can be no assurances in that regard.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales. Net sales increased 6.8% from $44.2 million to $47.2 million in the quarter ended September 30, 1999 as compared to the corresponding quarter of 1998. For the nine months ended September 30, 1999 net sales increased 21.3% from $115.0 million to $139.5 million in the same nine months of 1998. Net sales increased during the quarter primarily due to growth in the RV industry as well as the school and telecommunications markets in comparison to the same period of 1998. For the nine months ended September 30, 1999 net sales increased primarily due to the acquisition of Suburban on March 17, 1998, which generated $12.0 million of additional sales and increases in the volume of OEM sales, after market sales, and growth in the school and telecommunications markets.

     Gross Profit. Gross profit increased 3.2% from $9.4 million (21% of net sales) to $9.7 million (21% of net sales) in the quarter ended September 30, 1999 as compared to the corresponding quarter of 1998. For the nine months ended September 30, 1999 gross profit increased 24.6% from $25.2 million (22% of net sales) to $31.4 million (23% of net sales) in the same nine months of 1998. The increase was principally due to the increased sales volume in the nine months ended September 30, 1999. In addition, Suburban generated incremental gross margins of $2.5 million. The increase in gross profit percentage was due to a shift in product mix.

     Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense increased 11.4% from $4.4 million (10% of net sales) to $4.9 million (10% of net sales) in the quarter ended September 30, 1999 as compared to the corresponding quarter of 1998. For the nine months ended September 30, 1999 selling, general and administrative expense increased 28.3% from $12.0 million (10% of net sales) to $15.4 million (11% of net sales) in the same nine months as 1998. The increase was primarily due to increased sales commissions as a result of increased sales, increased advertising expenses due to increased marketing efforts both during the quarter and the nine months ended September 30, 1999, and $1.6 million of incremental expenses due to Suburban.

     Accrued litigation expense. Accrued litigation expense for the nine months ended September 30, 1999 increased due to the litigation discussed in Note 8 of the notes to the condensed consolidated financial statements.

     Interest expense. Interest expense decreased from $3.2 million to $2.8 million in the quarter ended September 30, 1999 as compared to the corresponding quarter of 1998 and remained stable at $8.8 million in the nine months ended September 30, 1999 and 1998. Interest expense decreased during the quarter primarily due to reductions in average long-term borrowings outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its working capital requirements for operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. For the nine months ended September 30, 1999, the Company generated $13.0 million in net cash flow from operating activities compared to $8.8 million for the comparable period in 1998, primarily as a result of increased revenues offset by accrued litigation expense. The Company's principal uses of cash during the nine months ended September 30, 1999 were for reductions in long-term debt of $10.2 million and capital expenditures totaling $2.7 million. The increase in capital expenditures consisted primarily of an expansion of the Company's production facility of $1.1 million.

     During the nine months ended September 30, 1998, the Company acquired Suburban. The Company paid the purchase price with borrowings under its revolving line of credit, proceeds from long-term debt and a capital contribution from the Company's parent. Subsequent to the acquisition, long-term debt assumed in the Suburban acquisition of $12.6 million was repaid.

     Covenants under the Company's credit facility with the bank restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with various financial ratios including interest coverage ratio, leverage ratio, minimum EBITDA, and debt service coverage ratio. During the quarter ending September 30, 1999 the Company obtained an amendment from the bank to waive any existing Default or Event of Default that arose as a result of exceeding the maximum leverage ratio during previous quarters. In addition, the amendment modified certain covenants which should allow the Company to maintain compliance in the future.

     Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.

YEAR 2000 UPDATE

The Plan:

     The Company has implemented a Year 2000 Project ("Project"). The Project is divided into three major sections -- applications software, third parties (External Agents), and manufacturing facilities. The phases common to all three sections are: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of existing systems; (3) repairing or replacing items that are determined not to be Year 2000 compliant; (4) testing of systems repaired or replaced; and (5) designing and implementing a contingency plan.

     The applications software section includes the conversion or replacement of software that is not Year 2000 compliant. The inventorying, assessment and replacement phases of this section were completed by September 30, 1998. The testing phase of this section began in the first quarter of 1999 with final testing and implementation completed during the third quarter of 1999.

     The External Agents section includes identifying critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 problem. We are asking vendors, service suppliers, communications providers and financial institutions whose systems failures potentially could have a significant impact on our operations to verify their Year 2000 readiness. Approximately 51% of the External Agents have responded to our request. Responses have been evaluated and alternate suppliers are being identified where necessary.

     Review of the manufacturing facilities has been completed ahead of schedule. Verification of Year 2000 readiness has been received on all equipment using any form of computer controls.

Contingency:

     Although the Company presently does not have all contingency plans in place to address the possibility that either it or its applications software, External Agents, and customers may not be Year 2000 compliant, it has an ongoing process to develop such plans as the results of systems use and the status of External Agents and customers become known. The Company believes it has tested its applications software sufficiently and simultaneously is relying upon vendor certifications to substantially eliminate the possibility of a system failure. However, in the event of a system failure does occur, the Company has access to alternate computer systems that are Year 2000 compliant and also has the ability to manufacture and ship its products manually. The Company expects that most of its External Agents and customers will be Year 2000 compliant prior to the beginning of 2000. Nonetheless, that expectation is based on information furnished to the Company by those External Agents and customers. The Company has no cost-effective means of independently confirming that these third parties will, in fact, achieve Year 2000 compliance in sufficient time to avoid disruptions in their businesses that could affect the Company.

Costs:

     The total cost associated with required modifications to become Year 2000 compliant is not considered material to the company's financial position. The total amount expended on the Project through September 30, 1999 was $674,000.

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

                           PART 2 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On April 15, 1999, the jury in a case involving patent, trademark and trade dress infringement, Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998) awarded damages against Crispaire for patent infringement in an amount of $9,000,000. Crispaire provided a bank letter of credit to secure a stay of execution of the judgment and has filed an appeal. A decision by the appellate court on the appeal is expected within nine to twenty-four months from November 1999. Management of the Company believes that the current damages award was the result of legal and factual errors both by the judge and jury and that the ultimate result of its appeals process will be either a reversal or a significant reduction in its liability. The Company does not believe that the eventual resolution of the Bard Manufacturing litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity although, given the inherent risks of litigation, there can be no assurances in that regard.

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

                                         Airxcel, Inc.



----------------------------        ---------------------------------
         Date                            Melvin L. Adams
                                         President and Chief Executive Officer

----------------------------        ---------------------------------
         Date                            Richard L. Schreck
                                         Secretary/Treasurer and
                                         Chief Financial Officer