Form 10-K
period 1999-12-31
AIRXCEL INC
filed 2000-03-13
CIK 1050096

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

(Mark one)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange on
     Title of each class                which registered
             None                            None

Securities registered pursuant to Section 12(g) of the Act:
             None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  [XX]   NO  [  ]

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

              1,000 shares of Common Stock as of December 31, 1999

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

     On November 10, 1997, the Company completed the acquisition of Crispaire Corporation ("Crispaire"), a designer, manufacturer and marketer of air conditioning units and heat pump water heaters. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective fair values. The financial statements include the accounts and results of operations since that date.

     On March 17, 1998, the Company completed the acquisition of 100% of the outstanding common stock of Suburban Manufacturing Company, formerly SUBURBAN Enterprises Group, Inc., ("Suburban"), a designer and manufacturer of heating, water heating and cooking appliances for the recreation vehicle ("RV") industry and other specialty products for the heating, ventilating and air conditioning industry. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective fair values. The consolidated financial statements include the accounts and results of operations since that date.

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

(c) NARRATIVE DESCRIPTION OF BUSINESS

     The Company is a designer, manufacturer and marketer of air conditioners, furnaces, water heaters, and cooking appliances for the recreation vehicle industry, and wall mount air conditioners, environmental control units ("ECUs") and heat pumps for the heating, ventilating and air conditioning industry.

     The Company supplies a variety of air conditioners to several of the world's largest RV original equipment manufacturers ("OEMs"), marketing these products under the popular and well-established "Coleman" brand name. The Company believes that its air conditioners are superior to those of its competitors due to greater air flow capacity, cooling efficiency and more aerodynamic design. Its reputation as a dependable source of high-quality, durable products have resulted in its long term relationships with leading RV manufacturers such as Fleetwood,

Winnebago, Gulf Stream and Jayco, who have relied on the Company for substantially all of their RV air conditioner needs for each of the past seven years. In addition, the Company supplies furnaces, water heaters and cooking appliances to a large number of OEM's under the "Suburban" brand name. Suburban entered the RV heating market over 30 years ago and has a well recognized reputation for innovation, quality and service. Suburban acquired an established water heater line in 1988 and only recently entered the cooking appliance field. The Suburban product line has many attractive advantages including quieter operation and longer life. Combining these advantages with outstanding customer service, Suburban has longstanding relationships with a number of major OEM customers such as Winnebago, Starcraft, Fleetwood, and Forest River. Sales to such OEMs provide the Company with a large installed base of products which generates a significant recurring stream of revenue through sales of parts and replacement units in the aftermarket. Aftermarket air conditioner sales to customers such as RV dealers, supply and service centers are achieved primarily through an agreement with The Coast Distribution System, Inc. ("Coast"), the largest wholesale distributor of aftermarket products in the RV industry. The Company believes that Coast's extensive market penetration and large sales force provide broad aftermarket coverage and distribution capabilities which enhance its substantial aftermarket business. The Company also supplies Suburban brand LP gas fired appliances to Coast and a number of other aftermarket distributors. As in its air conditioning products, the Company believes its LP gas appliances offer a greater value and superior performance than those products produced by its competition. In fiscal 1999, as a percentage of Airxcel's net sales, OEM sales represented 51%, and aftermarket sales represented 18%.

     In addition to serving the RV industry, the Company designs, manufactures and markets specialty wall mount air conditioners, ECUs and heat pumps for various applications. Customers are principally manufacturers of telecommunication shelters and cabinets for the cellular, cable, wireless, satellite and PCS markets and wholesale distributors for foreign and domestic telecommunications sales, school districts and modular construction companies. The Company believes that it is the largest provider of environmental control equipment for the U.S. telecommunication shelter market. The Company also believes that it is well-positioned to benefit from growth in cellular, wireless and PCS telecommunications markets and the resulting demand for telecommunication shelters. Its focus on customer service and quality control and its strong reputation for its ability to offer a broad and innovative line of products in a timely manner has attracted significant telecommunication providers such as AT & T and MCI/Worldcom to specify its products for new construction. The Company also believes that it will benefit from an increased need for cooling units in the nation's schools due to new state regulations and certain building codes that mandate fresh air requirements in classrooms, the rebuilding of school system infrastructures and the steadily growing student population. The Company supplies wall mount air conditioners to multiple school districts throughout the country, including the Los Angeles Unified School District, Orange County Florida and Atlanta Public Schools. The Company has a leading position in each of its principal specialty markets, through solid relationships with its customers who generally require tailored products and a high level of customer service. The ability to customize products without interruption of its larger production lines allows the Company to work closely with customers to develop and produce equipment that meets their specific needs quickly and efficiently. In fiscal 1999, sales to the telecommunication shelter industry and school industry represented 15% and 10%, of Airxcel's total net sales, respectively.

AVAILABILITY OF RAW MATERIALS

     Most of the major component parts for the products such as compressors, coils, electrical parts, and motors are purchased preassembled from suppliers. Significant amounts of steel, copper, and plastic are also purchased. The Company has strong relationships with its suppliers and has alternate suppliers for all of its major components.

LIMITED USE OF COLEMAN BRAND NAME

     The Company has an exclusive, royalty-free license to use the name "Coleman" on certain products for a period of 50 years ending in 2041. Such license automatically renews for another 50 years provided the Company is in compliance with all material terms of the trademark license agreement. The company's license to use the "Coleman" brand name on a standalone basis expired on April 30, 1997. As a result, the Company must use an additional name or product name in conjunction with the "Coleman" brand name.

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

DEPENDENCE UPON SIGNIFICANT CUSTOMERS

     Airxcel's net sales to Fleetwood, Coast, Winnebago, Jayco, Forrest River, Andrew Corporation and Wesco, its largest customers, accounted for approximately 43% of the Company's net sales for 1999. There can be no assurance that the company will maintain or improve these relationships or that the Company will continue to supply these customers at current levels. The loss of a significant portion of sales to any of these customers could have a material adverse effect on the financial position, results of operations or liquidity of the Company. In addition, many of the arrangements that the company has with such customers are by purchase order and terminable at will at the option of either party. A significant decrease or interruption in businesses of any of the Company's significant customers could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

COMPETITIVE CONDITIONS

     The recreation vehicle industry is highly competitive, both as to price and quality of the product. As of December 31, 1999 there were five primary competitors within the industry. The school and telecommunications air conditioning industry is also highly competitive with five major competitors. Although the Company competes with a number of established companies that have greater financial, technological and marketing resources, Airxcel believes it has a competitive advantage due to the following:

Strong Market Position in Principal Niche Markets. The Company has a large share of the total North American RV air conditioning, heating, and water heating market and believes it is the largest provider of environmental control equipment of the U.S. telecommunications market, through sales to manufacturers of telecommunication shelters. The Company believes that its strong market shares enable it to maintain significant competitive advantages in serving its customers, including manufacturing efficiencies and greater product development and marketing resources. Success in such markets has historically been driven by areas in which the Company believes it compares favorably with its competitors such as strong customer relationships, industry expertise, product quality and speed and reliability of service.

Existing Long-Term Customer Relationships. The Company has long-term relationships with most of its customers, including several of the largest OEMs, major telecommunications companies and equipment manufacturers and school districts. Airxcel has supplied leading OEMs such as Fleetwood, Winnebago, Gulf Stream and Jayco substantially all of their air conditioner needs for each of the past seven years. The Company believes that such customer loyalty coupled with a focused product line and reputation for meeting high volume production demands have led to its success in the seasonal RV air conditioning industry and provide a significant advantage over competitors. Airxcel has worked closely with its telecommunications customers, in some cases for as long as 16 years, to develop equipment to meet such customers' specialized requirements. To support such equipment, the Company has an extensive network of service dealers across the U.S. The recent proliferation of shelters for telecommunications equipment and the importance of protecting such equipment through the use of cooling units and ECUs has generated an increasing demand for customized products and has strengthened such relationships. In addition, the Company has worked with multiple school districts throughout the country, such as the Los Angeles Unified School District, for as long as eight years, to develop products which are designed to meet the unique heating and cooling needs of the classroom such as achieving certain industry ventilation standards and addressing other concerns such as architectural design and ease of servicing considerations. The Company believes that customization provides a high level of customer satisfaction and will foster the continued development of significant customer relationships.

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

High Quality Products, Customer Service and Product Design Capabilities. The Company believes it is recognized as a leader in the RV industry due to its high product quality and customer service. The Company believes that its efficient manufacturing and assembly processes enable it to offer competitively priced products while maintaining high product quality. Because of the seasonal nature of the RV industry, timely delivery of products to OEMs and aftermarket customers has played a critical role in the Company's long-standing success. Similarly, Crispaire has developed a strong reputation with its customers for its ability to develop unique solutions to customers' environmental control needs, respond to short lead times and to deliver its products in a timely manner. In addition, Crispaire attained its ISO-9001 certification during 1998 and strives to establish quality procedures at each of its facilities in order to manufacture the highest quality products possible.

Extensive Distribution Network and Experienced Sales Force. The Company believes its sales force includes some of the most experienced sales people in the RV industry who are located in close proximity to and actively work with many of the largest OEMs regarding product design issues and estimated future orders. In addition, the Company provides Coast, the largest wholesale distributor of replacement parts, supplies, and RV accessories, serving more than 15,000 customers throughout the U.S. and Canada, with 100% of its RV air conditioning products. Airxcel believes that Coast provides broad aftermarket coverage and distribution capabilities. Sales efforts outside the recreation vehicle industry are organized by industry segments with sales representatives covering the U.S. telecommunications, school, and construction industries as well as international sales. In addition, independent sales representatives actively market products, particularly to school districts, in which sales agents have developed relationships covering a variety of channels, including wholesale distributors, factory direct sales, architectural and engineering firms, original equipment manufacturers, end users and the international market through distributors.

NUMBER OF PERSONS EMPLOYED

     As of December 31, 1999, the Company had approximately 1070 employees of which approximately 408 were represented by a union.

ITEM 2.  PROPERTIES

     The following table describes the principal facilities utilized by the Company for manufacturing, warehousing, and administrative purposes.

                           Approximate
     Location              Square Feet    Owned/Leased
     --------              -----------    ------------
     Cordele, Georgia        30,000         Leased
     Cordele, Georgia        44,000         Leased
     Cordele, Georgia       113,000          Owned
     Dayton, Tennessee      285,000          Owned
     Elkhart, Indiana        27,000          Owned
     Norcross, Georgia       10,080         Leased
     Norcross, Georgia       37,000         Leased
     Wichita, Kansas         50,000         Leased
     Wichita, Kansas        153,000          Owned

ITEM 3.  LEGAL PROCEEDINGS

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

     In addition to the claim previously described, the Company is a party to various litigation matters incidental to the conduct of its business. Management does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There has been no submission of matters to a vote of security holders during the fourth quarter of fiscal year 1999.

                                     PART 2

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company does not have any publicly traded equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

                  Five Year Summary of Selected Financial Data
                            Years Ended December 31
                                 (in thousands)

                                         1999        1998       1997        1996       1995
                                         ----        ----       ----        ----       ----
STATEMENT OF OPERATIONS DATA:
  Net sales                            $178,946  $ 153,396  $  58,323  $   58,169   $ 55,788
  Cost of sales                         140,771    119,552     44,732      43,803     42,257
                                       --------  ---------   --------     -------   --------
  Gross profit                           38,175     33,844     13,591      14,366     13,531
  Selling, general and
   administrative expenses (1)           17,146     15,297      4,223       4,558      8,627
  Operating income                       10,733     16,077      8,729       8,386      2,572
  Income (loss) from continuing
   operations before income
   taxes                                (1,685)      3,801      4,087       5,968      1,383
  Net income (loss)                     (1,042)      2,251    (4,548)       1,074      (453)
OTHER DATA:
  Gross margin percentage                 21.4%      22.1%      23.3%       24.7%      24.3%
  EBITDA (2)                             16,297     20,671      9,850      10,369      5,554
  EBITDA margin percentage                 9.1%      13.5%      16.9%       17.8%      10.0%
  Cash provided by operating
   activities                            12,812      2,047      7,229       4,249        857
  Cash used in investing activities      (3,133)   (30,346)   (44,083)       (435)    (1,183)
  Cash provided by (used in)
   financing activities                  (9,731)    18,785     46,319      (4,209)       553
  Depreciation and amortization (3)       5,564      4,594      1,144       1,983      2,982
  Capital Expenditures                    2,638      1,852        716         459        356
BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital (4)                  $ 15,781  $  28,368  $  23,186  $    5,632   $  8,819
  Total assets (5)                      118,212    126,590     76,933      24,748     26,561
  Total debt                            106,910    119,506     90,355      48,280     24,824
  Total stockholders' equity
   (deficiency)                         (18,940)   (17,898)   (25,009)    (28,701)    (4,255)

----------

(1) Selling, general and administrative expense (excluding amortization of intangible assets and computer software) for 1995 includes $4,279 of nonrecurring expenses related to costs incurred to compensate certain option holders for their personal tax liabilities incurred when such options were exercised.

(2) EBITDA represents earnings before interest expense, net, other nonoperating expense, net, income tax expense, depreciation and amortization. Other nonoperating (income) expenses were $2, ($92), $23, $145 and $92 for the years ended December 31, 1999, 1998, 1997, 1996, and 1995, respectively. EBITDA, as calculated by the Company, may not be similar to the method used by other companies. Airxcel has included information concerning EBITDA because it is relevant for covenant analysis under the Indenture, which defines EBITDA as set forth above for the periods shown, and is presented because it is used by certain investors as a measure of a company's ability to service debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

(3) Excludes depreciation and amortization related to the discontinued Faulkner manufacturing division.

(4) Working capital represents current assets less current liabilities, including net assets (liabilities) held for sale of the discontinued Faulkner manufacturing division of $(662), $(1,290), $(466), $6,421 and $5,634 as of December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

(5) Total assets include net assets held for sale of $6,421 and $5,634 as of December 31, 1996 and 1995 respectively, and exclude net liabilities of the discontinued Faulkner manufacturing division of $662, $1,290 and $466 as of December 31, 1999, 1998 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

  Net Sales. Net sales increased 16.6% from $153.4 million in 1998 to $178.9 million in 1999. Net sales increased primarily due to growth in the RV industry as well as the school and telecommunications markets. In addition, sales related to the acquisition of Suburban on March 17, 1998, generated $12.0 million of additional sales.

  Gross Profit. Gross profit increased 13.0% from $33.8 million in 1998 to $38.2 million in 1999. The increase was principally due to the increased sales volume and Suburban which generated incremental gross margins of $2.5 million.

  Selling, general and administrative expenses (including amortization of intangible assets and computer software). Selling, general and administrative expenses increased 11.2% from $17.8 million in 1998 to $19.8 million in 1999 primarily due to increased sales commissions as a result of increased sales, increased advertising expenses due to increased marketing efforts and $1.6 million of incremental expenses due to Suburban. Selling, general and administrative expense as a percentage of net sales decreased from 11.6% in 1998 to 11.1% in 1999.

  Accrued litigation expense. Accrued litigation expense increased $7.6 million in 1999 due to the litigation discussed in Note 15 of the notes to the consolidated financial statements.

  EBITDA. EBITDA was $20.7 million in 1998 and $16.3 million in 1999. The decrease is primarily due to the accrued litigation expense and increased selling, general and administrative expense as described above offset by increased gross profit generated from the increased sales volume.

  Income from continuing operations before income tax expense and extraordinary item. Income from continuing operations before income tax expense and extraordinary item decreased 147.4% from income of $3.8 million in 1998 to a loss of $1.7 million in 1999 primarily due to increased accrued litigation expense and selling, general and administrative expense as described above offset by increased gross profit generated from the increased sales volume.

  Net income (loss). Net income decreased from net income of $2.3 million in 1998 to a net loss of $1.0 million in 1999 primarily as a result of the decreased income from continuing operations as described above.

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

  Selling, general and administrative expenses (including amortization of intangible assets and computer software). Selling, general and administrative expenses increased 263.3% from $4.9 million in 1997 to $17.8 million in 1998 primarily due to the acquisition of Crispaire and Suburban which attributed $7.0 million and $6.3 million, respectively. Selling, general and administrative expenses as a percentage of net sales increased from 8.4% in 1997 to 11.6% in 1998, primarily due to amortization of intangibles related to the acquisitions and higher selling, general and administrative expenses as a percentage of sales of the newly acquired businesses.

  EBITDA. EBITDA was $9.9 million in 1997 and $20.7 million in 1998, primarily due to the contribution from Crispaire and Suburban of $3.3 and $5.9, respectively. The remainder is attributable to the increased volume of OEM and aftermarket air conditioner sales offset by increased selling, general and administrative expenses as noted above.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company generated $12.8 million in net cash flow from operating activities for the year ended December 31, 1999 compared to $2.0 million for 1998, primarily as a result of increased revenues and reductions in accounts receivable and inventories, offset by accrued litigation expense.

  Cash used in investing activities includes the March 1998, acquisition of Suburban for approximately $28.4 million. The excess of the purchase price over the estimated fair value of assets acquired of $17.0 million was accounted for as goodwill and is being amortized over the straight line method for 40 years.

  Capital expenditures were $2.6 million, $1.9 million, and $.7 million for the years ended December 31, 1999, 1998, and 1997, respectively. The increase in 1999 is primarily due to the expansion of the Company's production facility of $1.2 million.

  Capital expenditures for 2000 are expected to be slightly above the 1999 level which includes the normal replacement of machinery and equipment. It addition, the Company intends to purchase a new press for one of its production facilities.

  On November 5, 1997 the Company issued $90 million of 11% senior subordinated debt (matures November 5, 2007). Substantially all of the proceeds were used by the Company to finance its acquisition of substantially all of the net assets of Crispaire, to repay certain indebtedness and to pay financing costs associated with the offering. On March 17, 1998, the Company amended it's credit agreement with a bank to include a $10 million term loan and a $28 million revolving credit facility (matures March 31, 2005 and March 31, 2003, respectively). The proceeds of the credit agreement were used by the Company to finance its acquisition of the outstanding stock of Suburban. The Company's term loan and revolving credit facility with the bank permits borrowings at interest rates based on either the bank's base rate or Libor rate plus a factor (8.46% combined rate at December 31, 1999) based on certain financial covenants. The available line on the revolving credit facility is limited to the lessor of $28 million or 85% of net accounts receivable, 60% of net inventories, and cash and cash equivalents. On April 7, 1998 the Company entered into a three year interest rate cap agreement (notional principal amount of $10 million) to reduce the impact of increases in interest rates.

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

YEAR 2000 UPDATE

  During 1999 the Company completed the process of preparing for the Year 2000 date change. This process involved identifying and remediating date recognition issues in the Company's computer systems, products and services, working with third parties to address their Year 2000 issues, and developing contingency plans to address potential risks in the event of Year 2000 failures. To date, the company has successfully managed the transition.

  Although considered unlikely, unanticipated issues in the Company's products, services and systems, including problems associated with its major vendors and suppliers and disruptions to the economy in general, could still occur despite efforts to date to achieve Year 2000 readiness. The Company will continue to monitor its computer systems, products and services, including interaction with clients, major vendors and suppliers throughout 2000 to address Year 2000 issues.

The costs to address the Year 2000 related issues to date were $684,000 and were funded through current operations. The Company does not anticipate such costs to become material in the future. Although the company is not aware of any material operational or financial Year 2000 related issues not being addressed, the company cannot assure that its computer systems, products or services or the computers and other systems of others upon which the company depends will not incur Year 2000 issues, that the costs of its Year 2000 program will not become material or that the Company's alternative plans will be adequate. If any such risks (either with respect to the Company or its customers or suppliers) materialize, the company could experience material adverse consequences to its business.

NEW ACCOUNTING PRONOUNCEMENTS

  Effective January 1, 1999 the Company adopted, as required, Statement of Position ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 required that certain costs for the development of internal use software be capitalized, including the costs of coding, software configuration, upgrades and enhancements.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that a Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Pursuant to an amendment by the FASB, SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and should not be retroactively applied to financial statements of periods prior to adoption. The adoption of SFAS 133 will not impact the Company's consolidated financial position, results of operations or cash flows.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market risk on variable rate financial instruments: The Company maintains a $36 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the credit facility at an average interest rate of 8.0% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $163,000.

  Market risk on fixed-rate financial instruments: Included in long-term debt are $90 million of 11% Senior Subordinated Notes due 2007. Increases in market interest rates would generally cause a decrease in the fair market value of the Notes and a decrease in market interest rates would generally cause an increase in fair value of the Notes.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Airxcel, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) on page 39 present fairly, in all material respects, the financial position of Airxcel, Inc. and its subsidiary at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 39 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                               PRICEWATERHOUSECOOPERS LLP

Kansas City, Missouri
February 11, 2000

                          AIRXCEL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           December 31,      December 31,
                                                              1999              1998
                                                          -------------     -------------
ASSETS
Current assets:
  Cash and cash equivalents                               $        125      $       177
  Accounts receivable, net of
    allowances for doubtful accounts
    of $490 and $478, respectively                              15,576           19,703
  Inventory                                                     25,552           27,434
  Prepaid expenses                                                 289              105
  Income taxes receivable                                          732              - -
  Deferred income taxes                                          2,235            2,352
                                                          -------------     -------------
    Total current assets                                        44,509           49,771
                                                          -------------     -------------
Property, plant and equipment, net                              17,871           18,163
Computer software, net                                             582               87
Intangible assets, net                                          51,497           54,151
Loan financing costs, net                                        3,753            4,418
                                                          -------------     -------------
    Total assets                                          $    118,212      $   126,590
                                                          =============     =============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
  Current portion of long-term debt                       $      1,387      $     1,465
  Cash overdraft                                                 2,865              - -
  Accounts payable                                               7,479           10,719
  Warranty reserve                                               1,923            1,856
  Accrued vacation expense                                         814              777
  Accrued interest                                               1,387            1,579
  Other accrued expenses                                        12,211            3,717
  Liabilities of discontinued operations                           662            1,290
                                                          -------------     -------------
       Total current liabilities                                28,728           21,403
Long-term debt, less current portion                           105,523          118,041
Deferred income taxes                                            2,901            5,044
                                                          -------------     -------------
       Total liabilities                                       137,152          144,488
                                                          -------------     -------------
Commitments and contingencies (see Notes 1 and 4)                  - -              - -
Stockholder's equity (deficiency):
  Common stock, par value $1; authorized
      1,000 shares; 1,000 shares issued and
      outstanding                                                    1                1
  Additional paid-in capital                                    26,946           26,946
  Accumulated deficit                                         (45,887)         (44,845)
                                                          -------------     -------------
       Total stockholder's equity (deficiency)                (18,940)         (17,898)
                                                          -------------     -------------
       Total liabilities and stockholder's equity
        (deficiency)                                      $    118,212      $   126,590
                                                          =============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AIRXCEL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                 Years Ended
                                                   -----------------------------------------
                                                   December 31,  December 31,   December 31,
                                                       1999         1998            1997
                                                   ------------  ------------   ------------
Net sales                                            $178,946     $153,396       $ 58,323
Cost of goods sold                                    140,771      119,552         44,732
                                                   ------------  ------------   ------------
  Gross profit                                         38,175       33,844         13,591
                                                   ------------  ------------   ------------
Operating expenses:
  Selling, general and administrative                  17,146       15,297          4,223
  Amortization of intangible assets and computer
    software                                            2,696        2,470            639
  Accrued litigation                                    7,600          - -            - -
                                                   ------------  ------------   ------------
  Total operating expenses                             27,442       17,767          4,862
                                                   ------------  ------------   ------------
  Income from operations                               10,733       16,077          8,729
Interest expense                                       12,416       12,368          4,619
Other (income) expense, net                                 2         (92)             23
                                                   ------------  ------------   ------------
  Income (loss) from continuing operations before
    income tax expense and extraordinary item         (1,685)        3,801          4,087
Income tax expense (benefit)                            (380)        1,550          1,553
                                                   ------------  ------------   ------------
  Income (loss) from continuing operations before
    extraordinary item                                (1,305)        2,251          2,534
Discontinued operations:
  Loss from operations of Faulkner Manufacturing,
    less applicable income tax benefit of $1,153          - -          - -          1,880
  Loss (recovery) on disposal of Faulkner
    Manufacturing less applicable income tax
    benefit (expense) of ($165), $0, and $2,079,
    respectively                                        (263)          - -          3,571
                                                   ------------  ------------   ------------
    Income (loss) before extraordinary item           (1,042)        2,251        (2,917)
Extraordinary losses on early extinguishments of
  debt, less applicable income tax benefit of
  $641                                                    - -          - -          1,631
                                                   ------------  ------------   ------------
    Net income (loss)                                $(1,042)     $  2,251       $(4,548)
                                                   ============  ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AIRXCEL, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S
                              EQUITY (DEFICIENCY)
                         (in thousands, except shares)


                                  Common Stock      Additional
                                  -------------       Paid-in    Accumulated
                                  Shares Amount       Capital     Deficit      Total Equity
                                  ------ ------    -----------  -----------    ------------
Balances, January 1, 1997          1,000  $   1    $   13,846   $  (42,548)    $   (28,701)
Capital contribution                 - -    - -         8,240           - -           8,240
Net loss                             - -    - -           - -       (4,548)         (4,548)
                                   ------ ------   -----------  -----------    ------------

Balances, December 31, 1997        1,000  $   1    $   22,086   $  (47,096)    $   (25,009)
Capital contribution                 - -    - -         4,860           - -           4,860
Net income                           - -    - -           - -         2,251           2,251
                                   ------ ------   -----------  -----------    ------------

Balances, December 31, 1998        1,000  $   1    $   26,946   $  (44,845)    $   (17,898)
Net loss                             - -    - -           - -       (1,042)         (1,042)
                                   ------ ------   -----------  -----------    ------------

Balances, December 31, 1999        1,000  $   1    $   26,946   $  (45,887)    $   (18,940)
                                   ====== ======   ===========  ===========    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AIRXCEL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   Years Ended
                                                             --------------------------------------------------------
                                                               December 31,         December 31,         December 31,
                                                                  1999                  1998                 1997
                                                             --------------       ---------------     ---------------
Cash flows from (to) operating activities:
   Net income (loss)                                         $   (1,042)          $       2,251       $       (4,548)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation                                                  2,868                  2,124                   726
     Amortization of intangible assets and computer
        software                                                   2,696                  2,470                   739
     Amortization of financing costs                                 665                    512                   330
     Provision for bad debts                                         398                    297                    38
     Provision for loss (recovery) on disposal of
        discontinued operations                                    (428)                    - -                 5,650
     Deferred income taxes                                       (2,026)                  1,430               (2,206)
     Loss on sale of fixed assets                                     21                    220                    22
     Extraordinary losses on early extinguishments of
        debt                                                         - -                    - -                 1,631
     Changes in assets and liabilities:
     Accounts receivable                                           3,729                (1,160)                 1,748
     Inventory                                                     1,882                (4,721)                   862
     Prepaid expenses                                              (916)                    105                    17
     Accounts payable                                            (3,240)                  (747)                   952
     Accrued expenses                                              8,205                  (734)                 1,268
                                                             --------------       ---------------     ---------------
        Net cash provided by operating activities                 12,812                  2,047                 7,229
                                                             --------------       ---------------     ---------------

Cash flows from (to) investing activities:
   Proceeds from sale of fixed assets                                 37                     14                     2
   Capital expenditures                                          (2,638)                (1,852)                 (716)
   Computer software and intangible expenditures                   (532)                  (143)                   - -
   Acquisitions, net of cash acquired                                - -               (28,365)              (43,369)
                                                             --------------       ---------------     ---------------
        Net cash used in investing activities                    (3,133)               (30,346)              (44,083)
                                                             --------------       ---------------     ---------------

Cash flows from (to) financing activities:
   Cash overdraft                                                  2,865                    - -                   - -
   Proceeds from long-term obligations                           176,624                155,485                90,109
   Principal payments on long-term debt                        (189,220)              (139,334)              (48,528)
   Financing costs incurred                                          - -                (2,226)               (3,502)
   Capital contribution from parent company                          - -                  4,860                 8,240
                                                             --------------       ---------------     ---------------
     Net cash provided by (used in) financing activities         (9,731)                 18,785                46,319
                                                             --------------       ---------------     ---------------

     Net increase (decrease) in cash and cash
        equivalents                                                 (52)                (9,514)                 9,465
Cash and cash equivalents, beginning of period                       177                  9,691                   226
                                                             --------------       ---------------     ---------------
Cash and cash equivalents, end of period                     $       125          $         177       $         9,691
                                                             ==============       ===============     ===============

                          AIRXCEL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                                         Years Ended
                                                                 -------------------------------------------------------
                                                                  December 31,        December 31,        December 31,
                                                                      1999                1998               1997
                                                                 --------------    ----------------    -----------------
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest                                                    $      11,896      $       5,836       $       6,419
     Income taxes, net                                                   2,718                850               1,234

Supplemental disclosure of noncash investing and financing
   activities:
   Land acquired with debt, net of cash payment of $338                     - -               - -                 375
   Equipment financed with capital lease obligations                        - -               243                 - -

Airxcel, Inc. purchased certain assets and liabilities of
   Crispaire Corporation as follows:
   Tangible assets                                                                                      $      17,916
   Liabilities assumed                                                                                        (4,092)
   Intangible assets                                                                                           29,545
                                                                                                        --------------
        Fair value of assets acquired                                                                   $      43,369
                                                                                                        ==============

Airxcel, Inc. acquired the outstanding stock of Suburban:
   Tangible assets                                                                  $      29,007
   Intangible assets                                                                       26,057
   Liabilities assumed                                                                   (26,699)
                                                                                    --------------
        Fair value of assets acquired                                               $      28,365
                                                                                    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          AIRXCEL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

1.  ORGANIZATION AND BASIS OF PRESENTATION:

  Airxcel, Inc., formerly known as Recreation Vehicle Products, Inc. (the "Company") is engaged in designing, manufacturing and marketing recreation vehicle air conditioning equipment in the United States, Canada and certain international markets. As described in Note 8, on November 10, 1997, the Company acquired substantially all of the net assets, properties and rights and assumed certain related liabilities of Crispaire Corporation ("Crispaire") which designs, manufactures and markets air conditioning units and heat pump water heaters. Crispaire markets its products to companies involved in modular construction, telecommunications, utilities and school districts located throughout the United States and selected foreign markets. The Crispaire acquisition was accounted for as a purchase and, accordingly, the financial statements include the accounts and results of operations of Crispaire since November 10, 1997. On March 17, 1998 (Note 9) the company acquired 100% of the outstanding stock of Suburban Manufacturing Company, formerly SUBURBAN Enterprises Group, Inc. ("Suburban"), a designer and manufacturer of heating, water heating, and cooking appliances for the recreation vehicle industry and other specialty products for the heating, ventilating and air conditioning industry. The Suburban acquisition was accounted for as a purchase and, accordingly, the financial statements include the accounts and results of operations of Suburban since March 17, 1998. Due to the similarities of the economic characteristics, production processes, customers, distribution methods and regulatory environment of the company's products, the Company is managed, operated and reported as one segment.

  The Company is a wholly-owned subsidiary of Airxcel Holdings Corporation, formerly known as RV Holdings Corporation (Holdings). The Company is the only subsidiary of Holdings and Holdings has no operating activities and Holdings has no material assets other than its investment in the Company. Accordingly, Holdings is dependent upon the Company for any cash requirements. However, Holdings does have 1,544,237 shares of $.01 par value common stock and 9,076,923 shares of $1 par value Series A and Series B exchangeable preferred stock outstanding as of December 31, 1999 and 1998. The Preferred stock which is exchangeable at the stockholders' option for junior subordinated notes issued by Holdings, is also subject to mandatory redemption by Holdings on August 31, 2006 for an amount equal to the original proceeds from sale of the stock plus accrued but unpaid dividends which accrue at 14 percent annually. Total proceeds plus accrued and unpaid dividends were $14,152 and $12,367 as of December 31, 1999 and 1998, respectively. All proceeds generated from the sale of such common and preferred shares have been contributed to the Company. However, the Company is not required to fund the mandatory redemption of these preferred shares. During 1996, Holdings also issued $4,015 of junior subordinated notes to the parent company of a major stockholder in exchange for cash. All proceeds from the issuance of these notes have been contributed to the Company. These notes, which are due in August, 2006, bear interest at 14% payable semiannually in the form of additional junior subordinated notes or cash at the election of Holdings. Such notes, plus accrued interest totaled $6,350 and $5,536 as of December 31, 1999 and 1998, respectively. As part of the November 10, 1997, Airxcel acquisition of Crispaire, Holdings issued $5,304 of junior subordinated notes (the "PIK Notes") to the seller. The PIK Notes and $3,100 of cash received by Holdings through the sale of its common stock was contributed by Holdings to the Company. The PIK notes, which are due in November, 2008, bear interest at 11.4% payable annually in the form of additional junior subordinated notes or cash at the election of Holdings. Such notes, plus accrued interest, totaled $6,694 and $5,996 as of December 31, 1999 and 1998, respectively. All of the notes described above are uncollateralized and are not guaranteed by the Company. Although Holdings is entirely dependent upon the Company to service its note obligations and the mandatory redemption provisions of the Preferred Stock, the Company has no cash requirement to fund Holdings until at least 2006 based upon the stated intent of Holdings' management to elect to make interest payments due on all such notes in the form of additional junior subordinated notes.

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

  The significant components of the Recapitalization on the Company are as follows:

  The Company issued new debt with interest rates ranging from 9.75% to 12.0% as of December 31, 1996 as follows:

Revolver                                  $          7,222
Term loan A                                         12,750
Term loan B                                         15,250
Senior subordinate note                             14,000
                                           ---------------
  Total                                   $         49,222
                                          ================

  The senior subordinate note was issued with detachable stock warrants to purchase 65,882 shares of Class B Common Stock of Holdings at $.02 per share at any time on or before August 22, 2006. The exercise price is subject to adjustment from time to time in order to prevent dilution of the rights granted under the warrants. The holders of these warrants are entitled to receive dividend payments as if the warrants were exercised immediately prior to the date of record for such dividends. The estimated fair value of the warrants at the date of issuance has been recognized as a reduction of the note payable (as debt discount) in the amount of $218 with the offset to additional paid-in capital. On April 3, 1998 new warrants were issued for 229,662.50 shares of Class B Common Stock of Holdings. The new warrants are entitled to the same rights as the existing warrants. Proceeds of $765 were contributed by Holdings to the Company.

  The total proceeds from the debt were used to pay $1,700 in financing costs relating to the recapitalization and to repay $21,300 of existing debt. The repayment of debt was accounted for as an early extinguishment of debt whereby the Company recognized a charge of $184 as an extraordinary loss, net of tax. The remaining proceeds of the new debt, amounting to $26,200, were distributed as part of a $33.3 million dividend to Holdings that was used by Holdings to retire all remaining shares of Common Stock outstanding at that time.

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

  g. Computer Software: All computer software acquisition and development costs, including applicable internal labor, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The cost of capitalized software is amortized over its estimated useful lives (generally 5 years). Accumulated amortization as of December 31, 1999, 1998 and 1997 was $66, $654 and $635, respectively. Amortization for the years ended December 31, 1999, 1998 and 1997 was $32, $19, and $10, respectively.

  h. Intangible Assets: Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated economic lives as follows:



                                 Amortization  December 31,  December 31,
                                     Period        1999          1998
                                 -----------     --------      --------
Non-compete agreement              3-5 years     $  1,100      $  1,100
Trademarks and contract            1-50 years      19,811        19,811
Patents                            5-7 years        3,609         3,600
Assembled work force               10-20 years      2,000         2,000
Customer base                      20 years         7,500         7,500
Goodwill                           40 years        23,036        23,036
                                                 --------      --------
                                                   57,056        57,047
Less accumulated amortization                       5,559         2,896
                                                 --------      --------
                                                 $ 51,497      $ 54,151
                                                 ========      ========

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

  k. Advertising: The Company expenses advertising costs when the expense is incurred and classifies it in selling, general and administrative expense. Total advertising expense amounts to $450, $383, and $183 in 1999, 1998, and 1997, respectively.

  l. Allocation of Interest to Discontinued Operations: Interest expense is allocated to discontinued operations based on the ratio of net assets of the discontinued operations to the sum of total net assets of the Company plus debt.

  m. Fair Value of Financial Instruments: The stated values of financial instruments as of December 31, 1999, 1998 and 1997, excluding the $90 million of senior subordinated notes, approximate fair market value. The fair value of the Company's senior subordinated notes is $82.8 million at December 31, 1999 based on the quoted market price for the same issue or similar issues.

  n. Recently Issued Accounting Standards: Effective January 1, 1999 the Company adopted, as required, Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 required that certain costs for the development of internal use software be capitalized, including the costs of coding, software configuration, upgrades and enhancements.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that a Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Pursuant to an amendment by the FASB, SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and should not be retroactively applied to financial statements of periods prior to adoption. The adoption of SFAS 133 will not impact the Company's consolidated financial position, results of operations or cash flows.

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

  p. Reclassification: Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation.

3.  SUMMARY BALANCE SHEET DATA:

Inventory consists of the following:                            December 31,         December 31,
                                                                    1999                 1998
                                                                ------------         -------------
Raw materials                                                     $  11,860            $   13,821
Work-in-process                                                       1,825                 2,787
Finished goods                                                       11,867                10,826
                                                                  ---------           -----------
                                                                  $  25,552            $   27,434
                                                                  =========           ===========


  Property, plant and equipment consist of the following:
                                                                 December 31,         December 31,
                                                                    1999                 1998
                                                                ------------         -------------
  Land and land improvements                                      $   1,230           $     1,230
  Buildings and building improvements                                 5,809                 5,624
  Machinery and equipment                                            16,017                15,110
  Furniture and fixtures                                              1,445                 1,333
  Construction in process                                             1,774                   660
                                                                  ---------           -----------
                                                                     26,275                23,957
  Less accumulated depreciation                                     (8,404)               (5,794)
                                                                  ---------           -----------
    Net                                                           $  17,871           $    18,163
                                                                  =========           ===========

4.  LONG-TERM DEBT:

  On March 13, 1998, the Company amended its credit agreement with a bank. The proceeds of the $38,000 credit agreement were used by the Company to finance its acquisition of the outstanding stock of Suburban Manufacturing Company (see Note
9).

  On November 5, 1997, the Company issued $90,000 of 11% senior subordinated debt. Substantially all of the proceeds were used by the Company to finance its acquisition of substantially all of the net assets of the Crispaire Corporation (see Note 8), to repay certain indebtedness and to pay financing costs associated with the offering.

  Long-term debt consists of the following:
                                                                    December 31,       December 31,
                                                                       1999                1998
                                                                    ------------       ------------
Note payable to bank under a $10,000 term loan
  which matures March 31, 2005, with interest at
  prime or a Libor base rate plus a factor determinable
  based on financial covenants, 8.46% and 7.44% at
  December 31, 1999, and 1998, respectively, payable
  quarterly.                                                     $      8,000           $   10,000

Note payable to bank under a $28,000 revolving line
  of credit matures on March 31, 2003, with interest at
  prime or a Libor base rate plus a factor determinable
  based on financial covenants, 8.46% and 7.44% at
  December 31, 1999 and 1998, respectively, payable
  quarterly.                                                            8,282               18,660

Senior subordinated notes, with interest at 11% payable
  semiannually on May 15 and November 15, commencing on
  May 15, 1998.                                                        90,000               90,000

Note payable to individual for land purchase, 7.6%, due in
  monthly principal and interest payments of $4 through
  April 1, 2007, collateralized by the land                               298                  328
Capital leases                                                            329                  518
                                                                 ------------           ----------
                                                                      106,910              119,506
Current portion of long term debt                                     (1,387)              (1,465)
                                                                 ------------           ----------
                                                                 $    105,523           $  118,041
                                                                 ============           ==========

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

  Maturities of long-term debt, including minimum required reductions in the revolving line of credit commitments based on balances outstanding at December 31, 1999 for each of the five succeeding years are as follows:

                    Minimum                  Net Present      Long-term
                 Lease Payment     Interest     Value           Debt       Total
                 -------------   ----------- -----------     ----------  --------
     2000                 135           29         106          1,281       1,387
     2001                  99           17          82          1,534       1,616
     2002                  98            9          89          1,538       1,627
     2003                  54            2          52         10,324      10,376
     2004                 - -          - -         - -          1,793       1,793
     Thereafter           - -          - -         - -         90,111      90,111
                    ----------    --------     -------     ----------    --------
                      $   386     $     57     $   329     $  106,581    $106,910
                    ==========    ========     =======     ==========    ========

  Property, plant and equipment at year-end include the following amounts for capitalized leases:

                                                   December 31,
                                                       1999
                                                   ------------
     Machinery and equipment                       $        200
     Furniture and fixtures                                 145
                                                   ------------
                                                   $        345

     Less accumulated depreciation                         (77)
                                                   ------------
       Net property, plant and equipment           $        268
                                                   ============

5.  STOCK OPTION PLANS:

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

6. Income Taxes:

    The significant components of the net deferred income tax asset (liability) recognized in the accompanying balance sheets are as follows:

                                                                               December 31,      December 31,
                                                                                 1999               1998
                                                                            --------------     --------------
Provision for discontinued operations                                     $          256     $          498
Accrued reserves and liabilities                                                   5,069              2,477
Depreciation                                                                     (2,710)            (2,470)
Intangibles                                                                      (3,292)            (3,640)
State income tax net operating loss carry forwards,
    expiring beginning 2010                                                           11                154
AMT credits                                                                          - -                183
Federal income tax net operating loss carry forwards,
    expiring beginning in 2006                                                       - -                106
                                                                          --------------     --------------
                                                                                   (666)            (2,692)
Less current deferred income tax                                                   2,235              2,352
                                                                          --------------     --------------
Total noncurrent deferred income tax                                      $      (2,901)     $      (5,044)
                                                                          ==============     ==============

    The components of income tax expense before discontinued operations and extraordinary items are as follows:

                                                             December 31,    December 31,  December 31,
                                                                 1999            1998         1997
                                                             ------------   -------------  ------------
Current                                                      $      1,888   $         120  $      1,933
Deferred                                                          (2,268)           1,430         (380)
                                                             ------------   -------------  ------------
    Total income tax expense before discontinued
       operations and extraordinary item                     $      (380)   $       1,550  $      1,553
                                                             ============   =============  ============

    Total income tax expense before discontinued operations and extraordinary item differed from the amounts computed by applying the federal statutory rate to pretax income as follows:

                                                    December 31,    December 31,  December 31,
                                                       1999             1998         1997
                                                   ------------    -------------  ------------

Income tax expense before discontinued
    operations and extraordinary item computed by
    applying the federal statutory rate              $    (590)      $   1,330     $   1,431
Adjustment to prior year expense                             95            - -          (83)
State income taxes, net of federal income tax
    benefit                                                (77)            250           156
Goodwill                                                    138            - -           - -
Other                                                        54           (30)            49
                                                     ----------      ---------     ---------
  Total income tax expense before discontinued
     operations and extraordinary item               $    (380)      $   1,550     $   1,553
                                                     ==========      =========     =========

    Net deferred income tax assets are recognized based on the expected timing of the reversal of taxable temporary differences and future taxable income of the Company.

7.  EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT:

  In 1997, the Company extinguished $48,3000 of debt as part of the November 5, 1997 debt offering (see Note 4). The related unamortized loan financing costs of $1,712 and prepayment penalty of $560 were recorded as an extraordinary loss on early extinguishment of debt of $1,631 (net of a $641 income tax benefit).

8.  ACQUISITION OF CRISPAIRE CORPORATION:

  On November 10, 1997, the Company completed the acquisition of the business of Crispaire Corporation. Pursuant to the purchase agreement, the Company acquired certain assets and liabilities of the Crispaire Corporation. The acquisition was funded with a portion of the cash proceeds from the $90,000 senior subordinated note (see Note 4), issuance of $5,300 of junior subordinated notes by Holdings and the sale of $2,050 of common stock and $1,000 of preferred stock by Holdings. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective fair values at the date of the acquisition (see Note 2(h)).

  The following reflects the operating results of the Company for the year ended December 31, 1997 assuming the acquisitions occurred as of the beginning of each of the respective periods:

                          PRO FORMA OPERATING RESULTS
                                  (UNAUDITED)

                                  December 31,
                                     1997
                                  ------------
  Net sales                       $     92,062
  Loss before extraordinary item       (3,691)
  Net loss                             (5,322)

  The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisition been made at the beginning of the respective periods, or the results which may occur in the future.

9. ACQUISITION OF SUBURBAN MANUFACTURING COMPANY, FORMERLY SUBURBAN ENTERPRISES GROUP, INC.:

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

  The following reflects the operating results of the Company for the years ended December 31, 1998 and 1997 assuming the acquisition occurred as of the beginning of the period:

                          PRO FORMA OPERATING RESULTS
                                  (UNAUDITED)

                            December 31,  December 31
                                1998         1997
                            ------------  -----------
  Net sales                 $  163,327    $   135,527
  Income (loss) before
   extraordinary item            3,593        (3,055)
  Net income (loss)              1,787        (4,247)

  The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisition been made at the beginning of the respective periods, or the results which may occur in the future.

10.  COMMITMENTS:

  The Company leases buildings, machinery and equipment, office equipment and vehicles which are accounted for as operating leases. Some leases include renewal options and others contain purchase options. Total rental expense for operating leases was $784, $578 and $448 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Commitments for minimum lease payments under noncancellable leases as of December 31, 1999 are as follows:

                                            Operating
                                               Leases
                                            ---------
  2000                                      $     589
  2001                                            188
  2002                                             77
  2003                                             41
  2004                                             26
                                            ---------
                                            $     921
                                            =========

  As part of the Crispaire acquisition, the Company entered into certain management and employment agreements. Compensation expense related to these agreements was $379, $366, and $51 for the years ended December 31, 1999, 1998 and 1997, respectively. Under the agreements, future management fees are $282 for the year ended December 31, 2000.

11.  BENEFIT PLAN:

  Substantially all employees of the RV Products division and the Crispaire division are eligible to participate in the 401(k) plans offered by each company. Subject to certain conditions, the divisions may match up to 30% and 25% of the employees' contributions, respectively, up to a maximum of 6% of the employees' annual salary. In addition, the divisions can make an additional contribution determined at the discretion of the Company's Board of Directors. The Company's contribution to its 401(k) plans for the years ended December 31, 1999, 1998 and 1997 totaled $315, $276 and $261, respectively.

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

                                                              Plan 1             Plan 2
                                                           ------------       -------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at 9-30-98                              $    2,610           $    1,698
Service cost                                                      155                  160
Interest cost                                                     182                  117
Benefits paid                                                    (65)                 (75)
Actuarial gain (loss)                                            (79)                   12
Change in assumptions                                           (224)                (136)
                                                           ----------           ----------
Benefit obligation at 9-30-99                              $    2,579           $    1,776
                                                           ----------           ----------

CHANGE IN PLAN ASSETS
Fair value of plan assets at 9-30-98                       $    1,942           $    1,433
Employer contributions                                            142                   97
Employee contributions                                             35                   47
Actual return on plan assets                                      340                  256
Benefits paid                                                    (65)                 (75)
                                                           ----------           ----------
Fair value of plan assets at 9-30-99                       $    2,394           $    1,758
                                                           ----------           ----------

Unfunded status                                            $      185           $       18
Unrecognized net actuarial gain                                   165                   54
Unrecognized prior service cost                                   - -                  - -
                                                           ----------           ----------
Accrued benefit cost                                       $      350           $       72
                                                           ==========           ==========

Weighted-average assumptions as of September 30, 1999:
Discount rate                                                    7.5%                 7.5%
Expected return on plan assets                                   8.5%                 8.5%
Rate of compensation increase                                    3.0%                 3.0%

12.  SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK:

  The Company's ten largest customers accounted for approximately 50%, 50% and 85% of sales for the years ended December 31, 1999, 1998 and 1997, respectively, and approximately 50%, 31% and 33% of accounts receivable at December 31, 1999, 1998 and 1997, respectively. The credit risk on trade receivables is controlled through credit approvals, limits and monitoring procedures. Sales to customers in excess of 10% of consolidated net revenues are as follows:

                             December 31,  December 31,  December 31
    Customer                     1999          1998         1997
                             ------------  ------------  -----------
    A.                         $ 24,514    $ 22,187       $ 18,985
    B.                              - -      19,940         15,553
    C.                              - -         - -          7,110

  The Company maintains its cash accounts primarily with major financial institutions, and had bank balances at December 31, 1999 and1998 that exceeded FDIC insurance limits by $393 and $10, respectively.

13.  DISCONTINUED OPERATIONS:

  During September 1997, the Company adopted a plan to discontinue its Faulkner manufacturing division. A significant amount of the assets of the division were liquidated and the liabilities were settled during 1999 and 1998. Accordingly, Faulkner is reported as a discontinued operation for the years ended December 31, 1999, 1998 and 1997.

  Net sales from Faulkner were $0, $5,569 and $7,964 for the years ended December 31, 1999, 1998 and 1997, respectively. Interest expense allocated to discontinued operations was $0, $0 and $1,494 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Liabilities of the discontinued operations are $662 and $1,290 at December 31, 1999 and 1998, respectively, which primarily consist of remaining warranty obligations.

  Components of the loss (recovery) on the disposal of Faulkner are as follows:

                                                       December 31,          December 31,      December 31,
                                                           1999                 1998               1997
                                                     --------------       -------------       ------------
    Reduction in carrying value of inventories       $          - -       $         - -       $      2,400
    Write-off of intangible assets                              - -                 - -              1,100
    Accrued holding period loss                               (428)                 - -              1,000
    Reduction in carrying value of property, plant
       And equipment                                            - -                 - -                450
    Accrued employee severance costs                            - -                 - -                150
    Accrued sales returns                                       - -                 - -                250
    Other accrued expenses                                      - -                 - -                300
                                                     --------------       -------------       ------------
                                                     $        (428)       $         - -       $      5,650
                                                     ==============       =============       ============

14.  CONTINGENCY:

  During September 1997, the Company made a decision to upgrade certain air conditioning units which were sold in previous years. In 1997 the Company's portion of the costs to complete the upgrade was estimated and accrued at $500. In 1998 the Company revised the estimate and accrued an additional $100. Management has an agreement with the vendor that supplied the component to bear a substantial portion of the total cost. At December 31, 1999 and 1998, the remaining accrued liability was $99 and $212. Management believes the remaining liability will be applied to the completion of the upgrade during 2000.

  On July 9, 1999 the Company entered into a letter of credit totaling $1,250 which obligates the Company to make payment in the event of a default on a contract with a customer. Management does not expect any material losses to result from this off-balance sheet instrument because performance is not expected to be required, and therefore, is of the opinion that the fair value of this instrument is zero.

  On September 21, 1999 the Company entered into a letter of credit totaling $7,500 which obligates the Company to make payment in the event the judgment in the matter discussed in Note 15 is not stayed, vacated, reversed or paid.

15.  LITIGATION:

  On April 15, 1999, the jury in a case involving patent, trademark and trade dress infringement, Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998) awarded damages against Crispaire for patent infringement in an amount of $9,000. Crispaire provided a bank letter of credit to secure a stay of execution of the judgment and has filed an appeal. A decision by the appellate court on the appeal is expected within nine to twenty-four months from November 1999. Management of the Company believes that the current damages award was the result of legal and factual errors both by the judge and jury and that the ultimate result of its appeals process will be either a reversal or a significant reduction in its liability. The Company does not believe that the eventual resolution of the Bard Manufacturing litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity although, given the inherent risks of litigation, there can be no assurances in that regard.

  In addition to the claim that was previously described, the Company is a party to various other litigation matters incidental to the conduct of its business. Management does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

16.  DERIVATIVES:

  The Company entered into a three year interest rate cap agreement on April 7, 1998 to reduce the impact of its floating rate debt. The agreement, based on a notional principal amount of $10 million, entitles the Company to receive payments on the last day of each quarter if the floating Libor rate exceeds the rate of 7.69% stated in the agreement. The payment amount is calculated at the actual Libor rate compared to the stated rate applied to the principal amount. For the periods ended December 31, 1999 and 1998, the floating Libor rate did not exceed the stated interest rate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                     PART 3

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following sets forth certain information with respect to the persons who are members of the Board of Directors or executive officers of the Company.

Name                     Age   Position
-------------------      ---   -----------------------------------------------
Melvin L. Adams          53    President and Chief Executive Officer, Director
Gregory G. Guinn         51    President -- RV Products
Richard L. Schreck       47    Chief Financial Officer, Secretary, Treasurer
Lonnie L. Snook          64    Vice President -- RV Manufacturing and
                               Engineering
George D. Wyers          67    President -- Crispaire, Director
Dean T. DuCray           59    Director
Lawrence Jones           68    Director
Thomas F. McWilliams     56    Director
James A. Urry            45    Director

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

  Gregory G. Guinn. Mr. Guinn was promoted to President of the RV Products Division of Airxcel, Inc. in 1999. From 1989 to 1998, he served as Vice President of Sales and Marketing of RVP. Prior to that, Mr. Guinn held various positions with The Coleman Company, including National Sales Manager and Marketing Manager of RV Products and Corporate Vice President and General Manager of RV Products. Mr. Guinn handles all of RVP's major accounts and its internal sales force.

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

  Dean T. DuCray. Mr. DuCray has been a director of the Company since 1996. In April 1998 Mr. DuCray retired as Chief Financial Officer and Vice President of York International Corporation, a position held since 1987, a manufacturer of heating and air conditioning equipment. Mr. DuCray is currently serving as a consultant for various companies.

  Lawrence Jones. Mr. Jones has been a director of the Company since 1991. Mr. Jones retired from The Coleman Company February 1, 1994 having served as its Chairman and CEO since 1989. Mr. Jones served as Chairman of the Executive Committee at The Coleman Company from 1994 to 1995. From 1995 to1997, Mr. Jones served as consultant and Chairman of Roller Blade (in line skates) and Prince Sports (tennis rackets). Mr. Jones currently serves as a Director to Union Pacific Resources (gas exploration). Mr. Jones retired from the Fleming Company's (food distribution) Board of Directors on January 1, 1998.

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

COMPENSATION OF EXECUTIVE OFFICERS

  The compensation of executive officers of the Company is determined by the Board of Directors of the Company. The following table sets forth information concerning compensation received by the five most highly compensated officers of the Company for services rendered in the fiscal year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                Long-Term Compensation
                                           Annual Compensation            ------------------------------------
                                        ------------------------------    Options/       LTIP        All Other
Name and Principal Position             Year         Salary      Bonus      SAR(#)     Payouts  Compensation(1)
---------------------------             -----------------------------------------------------------------------
Melvin L. Adams                         1999     $  244,174  $  50,000        - -         - -      $  5,211
President and Chief Executive Officer   1998        215,004  $  55,052        - -         - -         3,791
                                        1997        215,004        - -        - -         - -         3,822

Gregory G. Guinn                        1999        145,834     95,700        - -         - -           680
President - RVP                         1998        120,838      2,350        - -         - -           542
                                        1997        100,008        - -        - -         - -           535

Richard L. Schreck                      1999        145,834     30,000        - -         - -           511
Chief Financial Officer, Secretary and  1998        120,838     27,350        - -         - -           428
    Treasurer                           1997        100,008        - -        - -         - -           355

Lonnie L. Snook                         1999        137,504     87,696        - -         - -         1,292
Vice President -- RVP Manufacturing     1998        120,838      2,350        - -         - -           956
    and Engineering                     1997        100,008        - -        - -         - -           950

George D. Wyers                         1999        203,859      9,947        - -         - -         1,880
President - Crispaire division          1998        203,859        - -        - -         - -         1,550
                                        1997         23,078    480,835        - -         - -           - -

-----------

(1) The named officers have participated in the Company's profit sharing, 401(k) match, deferred compensation and excess benefit programs. The aggregate payments made by the Company pursuant to such programs are listed as All Other Compensation.

EMPLOYMENT AGREEMENTS

  In connection with the Crispaire Acquisition, the Company entered into employment agreements with Mr. Shuford and Mr. Wyers on November 10, 1997. Each agreement is for a term that expires upon the earlier of October 31, 2000, the employee's death, voluntary termination, termination by resolution by the Board of Directors, at the Company's option, or the employee's disability. Mr. Shuford's base salary is $98,946 per year. Mr. Wyers' base salary is $200,000 per year. An employment agreement with Mr. Sellers, also entered into on November 10, 1997, has since been terminated by mutual agreement and Mr. Sellers is no longer employed by the Company. Each employee is eligible for an annual performance bonus. Each agreement contains a nonsolicitation provision, and Mr. Wyers' agreement contains a noncompetition provision.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  All of the Company's issued and outstanding capital stock is owned by Holdings. The following table sets forth certain information with respect to the common and preferred equity interests of Holdings.

                                                   Common Stock      Percentage of       Aggregate
                                                   Beneficially          Common           Voting
Name of Beneficial Owner                              Owned              Stock             Power
------------------------                           ------------      -------------     --------------
Citicorp Venture Capital, Ltd.("CVC") (1)             901,029.05        58.35(2)             40.25%
    399 Park Avenue
    New York, New York 10043
Melvin L. Adams                                       141,637.30         9.17                13.23%
George D. Wyers                                       138,331.53         8.96                12.92%
Gregory G. Guinn                                       76,348.75         4.94                 7.13%
Richard L. Schreck                                     76,348.75         4.94                 7.13%
Lonnie L. Snook                                        61,533.75         3.98                 5.75%
All directors and executive officers as a group
    (9 persons, including those named above)          512,324.24        33.18                47.84%

-----------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Part 2, Item 8:

                                                                                                  Page
                                                                                                  ----
    Report of Independent Accountants                                                              15
    Consolidated Balance Sheets - December 31, 1999 and 1998                                       16
    Consolidated Statements of Operations - Years ended
       December 31, 1999, 1998, and 1997                                                           17
    Consolidated Statements of Changes in Stockholder's Equity (Deficiency)
       Years ended December 31, 1999, 1998, and 1997                                               18
    Consolidated Statements of Cash Flows - Years ended
       December 31, 1999, 1998, and 1997                                                           19
    Notes to Consolidated Financial Statements                                                     21

(a)(2) The following financial statement schedules are included in Item 14, Part IV of this report.

  Schedule II - Valuation and Qualifying Accounts

  Other financial statement schedules are omitted either because of the absence of the conditions under which they are required or because the required information is contained in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

    None

(c) Exhibits


  Exhibit Number     Description
  --------------     -----------
      1.             Asset Purchase Agreement among Crispaire Corporation and Airxcel,
                     Inc. and Airxcel Holdings, Inc. dated October 17, 1997.

      2.             Stock Purchase Agreement among William S. Karol and Airxcel, Inc.
                     Dated March 17, 1998.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                           Additions
                                                    ------------------------
                                                                 Allowance
                                     Balance at                      at                          Balance at
                                     Beginning       Charged to  Acquisition         (1)           End of
Description                           of Year          Expense    Accounts        Deductions        Year
-----------                          -----------    -----------  -----------     -----------     ----------
Allowance for Doubtful Accounts
    Year ended December 31,
       1999                           $      478    $      398   $       - -     $      (386)       $   490
       1998                                  364           297            100           (283)           478
       1997                                   20            38            324            (18)           364

Allowance for Discounts
    Year ended December 31,
       1999                           $       52    $    1,440   $       - -     $    (1,389)       $   103
       1998                                   52         1,225           - -          (1,225)            52
       1997                                   52         1,010           - -          (1,010)            52

----------------
(1) Deduction for purposes for which reserve was created.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Airxcel, Inc.
     March 3, 2000                             /s/ Melvin L. Adams
-------------------------------                ---------------------------------
         Date                                  Melvin L. Adams
                                               President and Chief Executive
                                               Officer
     March 3, 2000                             /s/ Richard L. Schreck
-------------------------------                ---------------------------------
         Date                                  Richard L. Schreck
                                               Secretary/Treasurer and Chief
                                               Financial Officer
     March 3, 2000                             /s/ Lawrence Jones
-------------------------------                ---------------------------------
         Date                                  Lawrence Jones
                                               Director
     March 3, 2000                             /s/ Dean T. DuCray
-------------------------------                ---------------------------------
         Date                                  Dean T. DuCray
                                               Director
     March 3, 2000                             /s/ James A. Urry
-------------------------------                ---------------------------------
         Date                                  James A. Urry
                                               Director
     March 3, 2000                             /s/ Thomas F. McWilliams
-------------------------------                ---------------------------------
         Date                                  Thomas F. McWilliams
                                               Director
     March 3, 2000                             /s/ George D. Wyers
-------------------------------                ---------------------------------
         Date                                  George D. Wyers
                                               Director