Form 10-Q
period 2000-03-31
AIRXCEL INC
filed 2000-05-12
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                1,000 shares of Common Stock as of March 31, 2000

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                 March 31, 2000    December 31, 1999
                                                                 --------------    -----------------
                                                                   (Unaudited)          (Note 1)
ASSETS
Current Assets:
   Cash and cash equivalents                                        $      69           $     125
   Accounts receivable, net                                            21,767              15,576
   Inventories                                                         26,092              25,552
   Other current assets                                                 3,421               3,256
                                                                    ---------           ---------
       Total current assets                                            51,349              44,509
                                                                    ---------           ---------
Property, plant and equipment, net                                     18,098              17,871
Loan financing costs, net                                               3,603               3,753
Non-compete agreements, net                                               351                 443
Other identifiable intangible assets, net                              29,231              29,688
Goodwill, net                                                          21,804              21,948
                                                                    ---------           ---------
       Total assets                                                 $ 124,436           $ 118,212
                                                                    =========           =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current Liabilities:
   Current portion of long-term debt                                $   1,426           $   1,387
   Cash overdraft                                                       3,993               2,865
   Accounts payable                                                    13,117               7,479
   Accrued interest                                                     3,854               1,387
   Accrued expenses and other current liabilities                      15,087              15,610
                                                                    ---------           ---------
       Total current liabilities                                       37,477              28,728
                                                                    ---------           ---------
Long-term debt, net of current maturities                             101,994             105,523
Deferred income taxes                                                   2,901               2,901

Commitments and contingencies                                              --                  --

Stockholder's equity (deficiency):
   Common Stock                                                             1                   1
   Additional paid-in capital                                          26,946              26,946
   Accumulated deficit                                                (44,883)            (45,887)
                                                                    ---------           ---------
       Total stockholder's equity (deficiency)                        (17,936)            (18,940)
                                                                    ---------           ---------
       Total liabilities and stockholder's equity (deficiency)      $ 124,436           $ 118,212
                                                                    =========           =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                               THREE MONTHS ENDED


                                                      March 31, 2000     March 31, 1999
                                                      --------------     --------------

Net sales                                                $ 47,180           $ 43,770
Cost of sales                                              37,167             33,348
                                                         --------           --------
     Gross profit                                          10,013             10,422
Selling, general and administrative expense                 5,204              5,067
Accrued litigation expense                                    100              7,600
                                                         --------           --------
       Income (loss) from operations                        4,709             (2,245)
Interest expense, net                                       3,017              3,207
                                                         --------           --------

       Income (loss) before income tax expense              1,692             (5,452)
Income tax expense (benefit)                                  688             (2,027)
                                                         --------           --------


Net income (loss)                                        $  1,004           $ (3,425)
                                                         ========           ========







The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                               THREE MONTHS ENDED


                                                                  March 31, 2000      March 31, 1999
                                                                  --------------      --------------
Cash flows from operating activities:
   Net income (loss)                                                 $  1,004            $ (3,425)
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                    1,460               1,358
       Amortization of financing costs                                    150                 189
       Deferred income taxes                                               --              (2,519)
       Provision for bad debt                                             170                  83
       Loss on sale of fixed assets                                         8                  --
       Changes in assets and liabilities:
         Accounts receivable                                           (6,361)             (4,025)
         Inventories                                                     (540)               (332)
         Other assets                                                    (165)               (764)
         Accounts payable                                               5,638               2,765
         Accrued expenses and other liabilities                         1,944               9,494
                                                                     --------            --------
           Net cash provided by operating activities                    3,308               2,824
                                                                     --------            --------

Cash flows from investing activities:
   Capital expenditures                                                (1,002)               (528)
                                                                     --------            --------
              Net cash used in investing activities                    (1,002)               (528)
                                                                     --------            --------

Cash flows from financing activities:
   Proceeds from long-term debt                                        39,523              47,121
   Principal payments on long-term debt                               (43,013)            (48,049)
   Cash overdraft                                                       1,128                  --
                                                                     --------            --------
           Net cash used in financing activities                       (2,362)               (928)
                                                                     --------            --------

           Net increase (decrease) in cash and cash equivalents           (56)              1,368
  Cash and cash equivalents, beginning of period                          125                 177
                                                                     --------            --------
  Cash and cash equivalents, end of period                           $     69            $  1,545
                                                                     ========            ========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

1.   BASIS OF PRESENTATION:

     The accompanying interim consolidated financial statements have not been audited but reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes therein for the fiscal year ended December 31, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 13, 2000. The results of operations for any interim period are not necessarily indicative of results for the full year or for any quarter.

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

3.     RECLASSIFICATIONS

   The Company has made certain reclassifications to the condensed consolidated statements of operations for the three months ended March 31, 1999 to conform to the current year presentation.

4.   INVENTORIES:

     Inventories, excluding that associated with discontinued operations consists of the following:

                                          March 31, 2000    December 31, 1999
                                          --------------    -----------------

           Raw Materials                     $ 13,173            $ 11,860
           Work-in-process                      2,503               1,825
           Finished goods                      10,416              11,867
                                             --------            --------
                                             $ 26,092            $ 25,552
                                             ========            ========

5.   DEBT:

     The Company maintains a Credit Facility with a Bank which permits borrowings at interest rates based on either the bank's base rate or LIBOR. The total commitment under the credit facility is $33,842. The Credit Facility requires the Company to maintain compliance with various financial ratios including interest coverage ratio, leverage ratio, minimum EBITDA, and debt service ratio. The credit facility is collateralized by accounts receivable, equipment, general intangibles, inventory, and investment property.

6.   INCOME TAXES:

     Total taxes differ from the statutory rate due primarily to state income taxes.

7.   CONTINGENCY:

     During September 1997, the Company made a decision to upgrade certain air conditioning units which were sold in previous years. In 1997 the Company's cost to complete the upgrade was estimated and accrued at $500. In 1998 the Company revised the estimate and accrued an additional $100. Management has an agreement with the vendor that supplied the component to bear a substantial portion of the total cost. At March 31, 2000, the remaining accrued liability was $76. Management believes the remaining liability will be applied to the completion of the upgrade during 2000.

     On July 9, 1999 the Company entered into a letter of credit totaling $1,250 which obligates the Company to make payment in the event of a default on a contract with a customer. Management does not expect any material losses to result from this off-balance sheet instrument because performance is not expected to be required.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Net sales. Net sales increased 7.8% from $43.8 million in 1999 to $47.2 million in 2000. Net sales in the RV industry increased primarily due to growth within the industry as well as increases in the customer base. In addition, sales to the telecommunications market has increased in comparison to the same period of 1999.

     Gross Profit. Gross profit decreased 4.0% from $10.4 million (24% of net sales) in 1999 to $10.0 million (21% of net sales) in 2000. The decrease was principally due to increases in the cost of the products produced as well as a negative change in the product mix.

     Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense increased 2.0% from $5.1 million in 1999 (12% of net sales) to $5.2 million in 2000 (11% of net sales), primarily due to the increased cost of employee benefits.

     Accrued litigation expense. Accrued litigation expense decreased due to the litigation expense recorded in the three months ended March 31, 1999 as discussed in Note 8 of the notes to the condensed consolidated financial statements.

     Interest expense. Interest expense decreased from $3.2 million in 1999 to $3.0 million in 2000. This decrease resulted primarily from the reduction in long term debt as compared to March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     For the three (3) months ended March 31, 2000, the Company generated $3.3 million in net cash flow from operating activities compared to $2.8 million for the comparable period in 1999, primarily as a result of increased revenues and accounts payable offset by increased accounts receivables. The Company's principal uses of cash during the three months ended March 31, 2000 were for reductions in long-term debt of $3.5 million and capital expenditures of $1.0 million. Capital expenditures increased primarily due to the purchase of two sheet metal presses for use in the Company's manufacturing operations.

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

YEAR 2000 UPDATE

     The Company experienced no disruption of its operation as a result of Year 2000 issues related to information systems and manufacturing operations. There have been no indications that any third party upon which the Company relies, including vendors, suppliers, and financial institutions, has experienced any Year 2000 problems which would have a material impact on the future operations or financial results of the Company. The total cost of the Company's Year 2000 project was reported previously at $.7 million, and no additional costs have been incurred. The Company does not expect any future disruptions related to Year 2000 issues either internally or from third parties.

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


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk on variable rate financial instruments: The Company maintains a $34 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the credit facility at an average interest rate of 8.3% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $128,000 annually.

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

                                           Airxcel, Inc.

May 10, 2000                              /s/ Melvin L. Adams
--------------------------               ---------------------------------
         Date                              Melvin L. Adams
                                           President and Chief Executive Officer

May 10, 2000                              /s/ Richard L. Schreck
--------------------------               ---------------------------------
         Date                              Richard L. Schreck
                                           Secretary/Treasurer and
                                           Chief Financial Officer