Form 10-Q
period 2000-06-30
AIRXCEL INC
filed 2000-08-10
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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

                1,000 shares of Common Stock as of June 30, 2000

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          June 30, 2000         December 31, 1999
                                                                           (Unaudited)               (Note 1)
                                                                       ------------------     ---------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                           $              125     $                 125
   Accounts receivable, net                                                        21,733                    15,576
   Inventories                                                                     28,302                    25,552
   Other current assets                                                             2,719                     3,256
                                                                       ------------------     ---------------------
       Total current assets                                                        52,879                    44,509
                                                                       ------------------     ---------------------
Property, plant and equipment, net                                                 17,809                    17,871
Loan financing costs, net                                                           2,855                     3,753
Non-compete agreements, net                                                           260                       443
Other identifiable intangible assets, net                                          28,774                    29,688
Goodwill, net                                                                      21,660                    21,948
                                                                       ------------------     ---------------------
       Total assets                                                    $          124,237     $             118,212
                                                                       ==================     =====================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current Liabilities:
   Current portion of long-term debt                                   $              108     $               1,387
   Cash overdraft                                                                   1,226                     2,865
   Accounts payable                                                                11,423                     7,479
   Accrued interest                                                                 1,300                     1,387
   Accrued expenses and other current liabilities                                  15,985                    15,610
                                                                       ------------------     ---------------------
       Total current liabilities                                                   30,042                    28,728
                                                                       ------------------     ---------------------
Long-term debt, net of current maturities                                         108,763                   105,523
Deferred income taxes                                                               2,901                     2,901

Commitments and contingencies                                                         ---                       ---

Stockholder's equity (deficiency):
   Common Stock                                                                         1                         1
   Additional paid-in capital                                                      26,946                    26,946
   Accumulated deficit                                                            (44,416)                  (45,887)
                                                                       ------------------     ---------------------
       Total stockholder's equity (deficiency)                                    (17,469)                  (18,940)
                                                                       ------------------     ---------------------
       Total liabilities and stockholder's equity (deficiency)         $          124,237     $             118,212
                                                                       ==================     =====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              Three Months Ended               Six Months Ended
                                                                    June 30,                       June 30,
                                                           ------------------------        ------------------------
                                                             2000            1999            2000            1999
                                                           --------        --------        --------        --------
Net sales                                                  $ 49,197        $ 48,526        $ 96,377        $ 92,296
Cost of sales                                                39,397          37,256          76,564          70,604
                                                           --------        --------        --------        --------
   Gross profit                                               9,800          11,270          19,813          21,692
Selling, general and administrative expense                   5,068           5,118          10,282          10,185
Accrued litigation expense                                      150           - - -             250           7,600
                                                           --------        --------        --------        --------
   Income from operations                                     4,582           6,152           9,281           3,907
Interest expense, net                                         2,962           3,132           5,969           6,339
                                                           --------        --------        --------        --------

   Income (loss) before income tax expense
     and extraordinary item                                   1,620           3,020           3,312          (2,432)
Income tax expense (benefit)                                    664           1,198           1,352            (829)
                                                           --------        --------        --------        --------

   Income (loss) before extraordinary item                      956           1,822           1,960          (1,603)

Extraordinary loss on early extinguishment of debt,
   less applicable income tax benefit of $299                   489            --               489            --
                                                           --------        --------        --------        --------

     Net income (loss)                                     $    467        $  1,822        $  1,471        $ (1,603)
                                                           ========        ========        ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                SIX MONTHS ENDED

                                                                        June 30, 2000         June 30, 1999
                                                                          ---------             ---------
Cash flows from operating activities:
   Net income (loss)                                                      $   1,471             $  (1,603)
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation and amortization                                          2,920                 2,738
       Amortization of financing costs                                          300                   343
       Deferred income taxes                                                   --                  (2,519)
       Provision for bad debt                                                   252                   180
       Gain on sale of assets                                                     8                    (1)
       Extraordinary loss on early extinguishment of debt                       489                  --
       Changes in assets and liabilities:
         Accounts receivable                                                 (6,409)               (2,688)
         Inventories                                                         (2,750)                  781
         Other assets                                                           537                  (171)
         Accounts payable                                                     3,944                 5,566
         Accrued expenses and other liabilities                                 587                 7,633
                                                                          ---------             ---------
           Net cash provided by operating activities                          1,349                10,259
                                                                          ---------             ---------

Cash flows from investing activities:
   Proceeds from sale of assets                                                --                      37
   Capital expenditures                                                      (1,481)               (1,580)
   Acquisition of patent                                                       --                      (9)
                                                                          ---------             ---------
           Net cash used in investing activities                             (1,481)               (1,552)
                                                                          ---------             ---------

Cash flows from financing activities:
   Proceeds from long-term debt                                             114,125                91,013
   Principal payments on long-term debt                                    (112,164)              (98,156)
   Financing costs incurred                                                    (190)                 --
   Cash overdraft                                                            (1,639)                 --
                                                                          ---------             ---------
           Net cash provided by (used in) financing activities                  132                (7,143)
                                                                          ---------             ---------

           Net increase in cash and cash equivalents                           --                   1,564
  Cash and cash equivalents, beginning of period                                125                   177
                                                                          ---------             ---------
  Cash and cash equivalents, end of period                                $     125             $   1,741
                                                                          =========             =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

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

3.     RECLASSIFICATIONS

     The Company has made certain reclassifications to the condensed consolidated statements of operations for the three months and the six months ended June 30, 1999 to conform to the current year presentation.

4.   INVENTORIES:

     Inventories consist of the following:

                                                                June 30, 2000                  December 31, 1999
                                                                -------------                    -------------
           Raw Materials                                        $      14,274                    $      11,860
           Work-in-process                                             2,460                             1,825
           Finished goods                                              11,568                           11,867
                                                                -------------                    -------------
                                                                $      28,302                    $      25,552
                                                                =============                    =============

5.   DEBT:

   On June 30, 2000 the Company refinanced it's Credit Facility with another bank. Substantially all of the proceeds were used to repay certain indebtedness and to pay financing costs associated with the new Credit Facility. The total commitment under the credit facility is $31,000. The Credit Facility permits borrowings at interest rates based on either the bank's base rate or LIBOR. Under the Credit Facility the Company is required to maintain compliance with a fixed charge coverage ratio. The credit facility is collateralized by accounts receivable, equipment, general intangibles, inventory, and real property.

6.     STOCK OPTION PLANS:

   On May 23, 2000, Holdings adopted a Stock Option Plan for key employees and/or directors of the Company to purchase up to 324,667.37 shares of Class A Common Stock of Holdings at $1 per share. When granted, the stock options may be exercised after the "trigger date", and will expire at the earlier of 15 years from the date the plan is adopted or the date the employee ceases to be an employee of the company. As defined in the Stock Option Plan, the "trigger date" is the date on which the majority shareholder has disposed of 60% or more of the securities held by it on January 1, 1998 (i.e. common stock, preferred stock and notes purchased by the majority shareholder) for cash and/or marketable securities. The number of stock options that may be exercised is based on the estimated annual interest rate of return as of the trigger date as set forth in the plan agreement. No compensation expense relating to this stock option plan will be recorded until the trigger date.

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

7.   INCOME TAXES:

     Total taxes differ from the statutory rate due primarily to state income taxes.

8. EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT:

   As stated in Note 5, the Company refinanced its existing Credit Facility with another bank. As part of the refinancing, unamortized loan financing costs of $489 were recorded as an extraordinary loss on early extinguishment of debt (net of $299 income tax benefit).

9.   CONTINGENCIES:

     During September 1997, the Company made a decision to upgrade certain air conditioning units which were sold in previous years. In 1997 the Company's cost to complete the upgrade was estimated and accrued at $500. In 1998 the Company revised the estimate and accrued an additional $100. Management has an agreement with the vendor that supplied the component to bear a substantial portion of the total cost. At June 30, 2000, the remaining accrued liability was $73. Management believes the remaining liability will be applied to the completion of the upgrade during 2000.

   On July 9, 1999 the Company entered into a letter of credit totaling $1,250 which obligates the Company to make payment in the event of a default on a contract with a customer. Management does not expect any material losses to result from this off-balance sheet instrument because performance is not expected to be required.

   On September 21, 1999 the Company entered into a letter of credit totaling $7,500 which obligates the Company to make payment in the event the judgment in the matter discussed in Note 10 is not stayed, vacated, reversed or paid.

10.    LITIGATION:

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net sales. Net sales increased 1.4% from $48.5 million to $49.2 million in the quarter ended June 30, 2000 as compared to the corresponding quarter of 1999. For the six months ended June 30, 2000 net sales increased 4.4% from $92.3 million to $96.4 million in the same six months of 1999. For the quarter and six months ended June 30, 2000 net sales increased primarily due to growth within the telecommunication market.

   Gross Profit. Gross profit decreased 13.3% from $11.3 million (23% of net sales) to $9.8 million (20% of net sales) in the quarter ended June 30, 2000 as compared to the corresponding quarter of 1999. For the six months ended June 30, 2000 gross profit decreased 8.8% from $21.7 million (24% of net sales) to $19.8 million (21% of net sales) in the same six months of 1999. The decrease was principally due to increases in the cost of the products produced as well as a negative change in the product mix.

   Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense remained constant at $5.1 million (10% of net sales) in the quarter ended June 30, 2000 as compared to the corresponding quarter of 1999. For the six months ended June 30, 2000 selling, general and administrative expense increased 1.0% from $10.2 million (11% of net sales) to $10.3 million (11% of net sales) in the same six months as 1999. The increase was primarily due to the increased cost of employee benefits during the first quarter of 2000.

   Accrued litigation expense. Accrued litigation expense increased to $.2 million in the quarter ended June 30, 2000 as compared to the corresponding quarter of 1999. For the six months ended June 30, 2000 accrued litigation expense decreased from $7.6 million to $.3 million in the same six months as 1999 due to the litigation expense recorded in the three months ended March 31, 1999 as discussed in Note 10 of the notes to the condensed consolidated financial statements.

   Interest expense. Interest expense decreased from $3.1 million to $3.0 million in the quarter ended June 30, 2000 as compared to the corresponding quarter of 1999 and decreased from $6.3 million to $6.0 million in the six months ended June 30, 2000. Interest expense decreased during the quarter primarily due to reductions in average long-term borrowings outstanding.

LIQUIDITY AND CAPITAL RESOURCES

   For the six (6) months ended June 30, 2000, the Company generated $1.3 million in net cash flow from operating activities compared to $10.3 million for the comparable period in 1999, primarily as a result of increases in income and accounts payable offset by increases in accounts receivable and inventories. Capital expenditures totaled $1.5 million for the six months ended June 30, 2000, compared to $1.6 million for the same period in 1999.

   On June 30, 2000 the Company refinanced its credit facility with another bank. The covenants under the Company's credit facility with the bank restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with a fixed charge coverage ratio.

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


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk on variable rate financial instruments: The Company maintains a $31 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the credit facility at an average interest rate of 8.6% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $183,000 annually.

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

                                                     Airxcel, Inc.


August 8, 2000                         /S/ Melvin L. Adams
Date                                       Melvin L. Adams
                                           President and Chief Executive Officer


August 8, 2000
Date                                   /S/ Richard L. Schreck
                                           Richard L. Schreck
                                           Secretary/Treasurer and
                                           Chief Financial Officer