Form 10-Q
period 2000-09-30
AIRXCEL INC
filed 2000-11-13
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  YES    XX          NO
                                               --------           ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              1,000 shares of Common Stock as of September 30, 2000

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                       September 30, 2000         December 31, 1999
                                                                       ------------------         -----------------
                                                                           (Unaudited)                 (Note 1)
ASSETS
Current Assets:
   Cash and cash equivalents                                           $            1,291     $                 125
   Accounts receivable, net                                                        17,831                    15,576
   Inventories                                                                     26,984                    25,552
   Other current assets                                                             3,470                     3,256
                                                                       ------------------     ---------------------
       Total current assets                                                        49,576                    44,509
                                                                       ------------------     ---------------------
Property, plant and equipment, net                                                 17,913                    17,871
Loan financing costs, net                                                           2,867                     3,753
Non-compete agreements, net                                                           168                       443
Other identifiable intangible assets, net                                          28,757                    29,688
Goodwill, net                                                                      21,516                    21,948
                                                                       ------------------     ---------------------
       Total assets                                                    $          120,797     $             118,212
                                                                       ==================     =====================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current Liabilities:
   Current portion of long-term debt                                   $              110     $               1,387
   Cash overdraft                                                                   3,907                     2,865
   Accounts payable                                                                 9,799                     7,479
   Accrued interest                                                                 3,764                     1,387
   Accrued expenses and other current liabilities                                  14,341                    15,610
                                                                       ------------------     ---------------------
       Total current liabilities                                                   31,921                    28,728
                                                                       ------------------     ---------------------
Long-term debt, net of current maturities                                         103,407                   105,523
Deferred income taxes                                                               2,901                     2,901

Commitments and contingencies                                                         ---                       ---

Stockholder's equity (deficiency):
   Common Stock                                                                         1                         1
   Additional paid-in capital                                                      26,946                    26,946
   Accumulated deficit                                                            (44,379)                  (45,887)
                                                                       -------------------    ----------------------
       Total stockholder's equity (deficiency)                                    (17,432)                  (18,940)
                                                                       -------------------    ----------------------
       Total liabilities and stockholder's equity (deficiency)         $          120,797     $             118,212
                                                                       ==================     =====================


         The accompanying notes are an integral part of these condensed financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                  September 30,
                                                              --------------------------     --------------------------
                                                                  2000           1999            2000           1999
                                                              -----------    -----------     -----------    -----------


Net sales                                                     $    42,557    $    47,192     $   138,934   $    139,489
Cost of sales                                                      34,743         37,497         111,307        108,101
                                                              -----------    -----------     -----------    -----------
   Gross profit                                                     7,814          9,695          27,627         31,388
Selling, general and administrative expense                         4,572          4,701          14,854         14,887
Accrued litigation expense                                            150          - - -             400          7,600
                                                              -----------    -----------     -----------    -----------
   Income from operations                                           3,092          4,994          12,373          8,901
Interest expense, net                                               2,954          3,004           8,923          9,343
                                                              -----------    -----------     -----------    -----------

   Income (loss) before income tax expense
     and extraordinary item                                           138          1,990           3,450           (442)
Income tax expense (benefit)                                          101            805           1,453            (24)
                                                              -----------    -----------     -----------    ------------

   Income (loss) before extraordinary item                             37          1,185           1,997           (418)

Extraordinary loss on early extinguishment of debt,
   less applicable income tax benefit of $299                         - -            - -             489           - -
                                                              -----------    -----------     -----------    ------------

     Net income (loss)                                        $        37    $     1,185     $     1,508    $      (418)
                                                              ===========    ===========     ===========    ============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                NINE MONTHS ENDED


                                                                       September 30, 2000            September 30, 1999
                                                                       ------------------            ------------------
Cash flows from operating activities:
   Net income (loss)                                                       $        1,508             $        (418)
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation and amortization                                                4,387                     4,129
       Amortization of financing costs                                                404                       498
       Deferred income taxes                                                        - - -                    (2,519)
       Provision for bad debt                                                         285                       359
       Gain on sale of assets                                                          26                        (1)
       Extraordinary loss on early extinguishment of debt                             489                     - - -
       Changes in assets and liabilities:
         Accounts receivable                                                       (2,540)                     (918)
         Inventories                                                               (1,432)                     (486)
         Other assets                                                                (214)                     (151)
         Accounts payable                                                           2,320                     1,768
         Accrued expenses and other liabilities                                     1,407                    10,757
                                                                           --------------             -------------
           Net cash provided by operating activities                                6,640                    13,018
                                                                           --------------             -------------

Cash flows from investing activities:
   Proceeds from sale of assets                                                         3                        37
   Capital expenditures                                                            (2,420)                   (2,690)
   Acquisition of patent                                                            - - -                        (9)
   Acquisition of license agreement                                                  (400)                    - - -
                                                                           --------------             -------------
           Net cash used in investing activities                                   (2,817)                   (2,662)
                                                                           --------------             -------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                   151,404                   133,889
   Principal payments on long-term debt                                          (154,797)                 (144,087)
   Financing costs incurred                                                          (306)                    - - -
   Change in cash overdraft                                                         1,042                     - - -
                                                                           --------------             -------------
           Net cash used in financing activities                                   (2,657)                  (10,198)
                                                                           --------------             -------------

           Net increase in cash and cash equivalents                                1,166                       158
  Cash and cash equivalents, beginning of period                                      125                       177
                                                                           --------------             -------------
  Cash and cash equivalents, end of period                                 $        1,291             $         335
                                                                           ==============             =============


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

3.     RECLASSIFICATIONS

       The Company has made certain reclassifications to the condensed consolidated statements of operations for the three months and the nine months ended September 30, 1999 to conform to the current year presentation.

4.     INVENTORIES:

       Inventories consist of the following:

                                             September 30, 2000       December 31, 1999
                                             ------------------       -----------------
       Raw Materials                           $      12,608            $      11,860
       Work-in-process                                 2,536                    1,825
       Finished goods                                 11,840                   11,867
                                               -------------            -------------
                                               $      26,984            $      25,552
                                               =============            =============

5.     OTHER IDENTIFIABLE INTANGIBLE ASSETS

       On September 22, 2000 the Company purchased a license agreement which grants the use of a heater control assembly developed by the licensee. The intangible asset is recorded at cost and amortized on a straight-line basis over the estimated economic life of ten years.

6.     DEBT:

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

7.     STOCK OPTION PLANS:

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

8.     INCOME TAXES:

       Total taxes differ from the statutory rate due primarily to nondeductible goodwill amortization and state income taxes.

9.     EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT:

       As stated in Note 6, the Company refinanced its existing Credit Facility with another bank. As part of the refinancing, unamortized loan financing costs of $489 were recorded as an extraordinary loss on early extinguishment of debt (net of $299 income tax benefit).

10.    CONTINGENCIES:

       During September 1997, the Company made a decision to upgrade certain air conditioning units which were sold in previous years. In 1997 the Company's cost to complete the upgrade was estimated and accrued at $500. In 1998 the Company revised the estimate and accrued an additional

$100. Management has an agreement with the vendor that supplied the component to bear a substantial portion of the total cost. At September 30, 2000, the remaining accrued liability was $73. Management believes the remaining liability will be applied to the completion of the upgrade during 2000. On July 9, 1999 the Company entered into a letter of credit totaling $1,250 which obligates the Company to make payment in the event of a default on a contract with a customer. On September 19, 2000, the letter of credit was amended which reduced the obligation to $100. Management does not expect any material losses to result from this off-balance sheet instrument because performance is not expected to be required. On September 21, 1999 the Company entered into a letter of credit totaling $7,500 which obligates the Company to make payment in the event the judgment in the matter discussed in Note 11 is not stayed, vacated, reversed or paid.

11.    LITIGATION:

       On April 15, 1999, the jury in a case involving patent, trademark and trade dress infringement, Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998) awarded damages against Crispaire for patent infringement in an amount of $9,000. Crispaire provided a bank letter of credit to secure a stay of execution of the judgment and has filed an appeal. A decision by the appellate court on the appeal is expected within twenty-four months from November 1999. Management of the Company believes that the current damages award was the result of legal and factual errors both by the judge and jury and that the ultimate result of its appeals process will be either a reversal or a significant reduction in its liability. The Company does not believe that the eventual resolution of the Bard Manufacturing litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity although, given the inherent risks of litigation, there can be no assurances in that regard.

       The Company is a party to various other litigation matters incidental to the conduct of its business. Management does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

12.    SUBSEQUENT EVENT:

       On November 3, 2000 the Company acquired substantially all assets and assumed certain liabilities of a manufacturing business for $1,393. The acquisition was funded with the Company's existing credit facility.

13.    NEW ACCOUNTING PRONOUNCEMENTS

       The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). FASB 133, as amended, is effective for fiscal years beginning after June 15, 2000. FASB 133 requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt FASB 133 on January 1, 2001 and believes that the adoption will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

During 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting (SAB) No. 101 "Revenue Recognition in Financial Statements" effective for calendar-year-end registrants for the December 31, 2000 financial statements. SAB No. 101 contains guidance for the recognition, presentation and disclosure of revenue recognition in financial statements. Adoption of this SAB is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       Net sales. Net sales decreased 9.7% from $47.2 million to $42.6 million in the quarter ended September 30, 2000 as compared to the corresponding quarter of 1999. For the nine months ended September 30, 2000 net sales decreased .4% from $139.5 million to $138.9 million in the same nine months of 1999. For the quarter ended September 30, 2000 net sales decreased primarily due to reduced sales volume in the RV industry which the Company believes is a result of the rising interest rates and increases in gasoline prices. For the nine months ended September 30, 2000 sales have decreased slightly due to the offset of strong sales within the telecommunications market during the first six months of 2000.

       Gross Profit. Gross profit decreased 19.6% from $9.7 million (21% of net sales) to $7.8 million (18% of net sales) in the quarter ended September 30, 2000 as compared to the corresponding quarter of 1999. For the nine months ended September 30, 2000 gross profit decreased 12.1% from $31.4 million (23% of net sales) to $27.6 million (20% of net sales) in the same nine months of 1999. The decrease was principally due to increases in the cost of the products produced as well as a negative change in the product mix.

       Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense decreased 2.1% from $4.7 million (10% of net sales) to $4.6 million (11% of net sales) in the quarter ended September 30, 2000 as compared to the corresponding quarter of 1999. For the nine months ended September 30, 2000 selling, general and administrative expense remained constant at $14.9 million (11% of net sales) in the same nine months as 1999. For the quarter ended September 30, 2000 the decrease was primarily due to cost reductions in response to the decline in the RV industry.

       Accrued litigation expense. Accrued litigation expense increased to $.2 million in the quarter ended September 30, 2000 as compared to the corresponding quarter of 1999. For the nine months ended September 30, 2000 accrued litigation expense decreased from $7.6 million to $.4 million in the same nine months as 1999 due to the litigation expense recorded in the three months ended March 31, 1999 as discussed in Note 11 of the notes to the condensed consolidated financial statements.

       Interest expense. Interest expense remained constant at $3.0 million in the quarter ended September 30, 2000 as compared to the corresponding quarter of 1999 and decreased from $9.3 million to $8.9 million in the nine months ended September 30, 2000. Interest expense decreased during the nine months ended September 30, 2000 primarily due to reductions in average long-term borrowings outstanding.

LIQUIDITY AND CAPITAL RESOURCES

       For the nine (9) months ended September 30, 2000, the Company generated $6.6 million in net cash flow from operating activities compared to $13.0 million for the comparable period in 1999, primarily as a result of increases in income, accounts payable and accrued expenses and other liabilities offset by increases in accounts receivable and inventories. Capital expenditures totaled $2.4 million for the nine months ended September 30, 2000, compared to $2.7 million for the same period in 1999.

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


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Market risk on variable rate financial instruments: The Company maintains a $31 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the credit facility at an average interest rate of 8.82% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $130,000 annually.

       Market risk on fixed-rate financial instruments: Included in long-term debt are $90 million of 11% Senior Subordinated Notes due 2007. Increases in market interest rates would generally cause a decrease in the fair market value of the Notes and a decrease in market interest rates would generally cause an increase in fair value of the Notes.

                           PART 2 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       On April 15, 1999, the jury in a case involving patent, trademark and trade dress infringement, Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998) awarded damages against Crispaire for patent infringement in an amount of $9,000,000. Crispaire provided a bank letter of credit to secure a stay of execution of the judgment and has filed an appeal. A decision by the appellate court on the appeal is expected within twenty-four months from November 1999. Management of the Company believes that the current damages award was the result of legal and factual errors both by the judge and jury and that the ultimate result of its appeals process will be either a reversal or a significant reduction in its liability. The Company does not believe that the eventual resolution of the Bard Manufacturing litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity although, given the inherent risks of litigation, there can be no assurances in that regard.

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

                                           Airxcel, Inc.


   11/09/00                         /s/ Melvin L. Adams
------------------------------    ----------------------------------------------
         Date                              Melvin L. Adams
                                           President and Chief Executive Officer


   11/09/00                         /s/ Richard L. Schreck
------------------------------    ----------------------------------------------
         Date                              Richard L. Schreck
                                           Secretary/Treasurer and
                                           Chief Financial Officer