Form 10-K
period 2000-12-31
AIRXCEL INC
filed 2001-03-07
CIK 1050096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                        Commission File Number 333-43335

                                  AIRXCEL, INC.
             (Exact name of Registrant as specified in its charter)

                                    Delaware
                        (State or other jurisdiction of
                         incorporation or organization)
                                  48-1071795
                   (I.R.S. Employer Identification Number)

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

                  1,000 shares of Common Stock as of December 31, 2000


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

         On November 10, 1997, the Company completed the acquisition of Crispaire Corporation, currently operating as Marvair, a division of Airxcel, Inc. ("Marvair"), a designer, manufacturer and marketer of specialty wall mount air conditioners, environmental control units and heat pumps for various applications. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective fair values. The financial statements include the accounts and results of operations since that date.

         On March 17, 1998, the Company completed the acquisition of 100% of the outstanding common stock of Suburban Manufacturing Company, formerly KODA Enterprises Group, Inc., ("Suburban"), a designer and manufacturer of heating, water heating and cooking appliances for the recreation vehicle ("RV") industry and other specialty products for the heating, ventilating and air conditioning industry. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective fair values. The consolidated financial statements include the accounts and results of operations since that date.

         On November 3, 2000, the Company completed the acquisition of Instafreeze, Inc. ("Insta Freeze"), a designer and manufacturer of low-voltage compressor refrigerators for the RV industry and other applications utilizing compact compressor refrigerators. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective fair values. The consolidated financial statements include the accounts and results of operations since that date.

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

(c) NARRATIVE DESCRIPTION OF BUSINESS

         The Company is a designer, manufacturer and marketer of air conditioners, furnaces, water heaters, cooking appliances and low-voltage refrigeration units for the recreation vehicle industry, and wall mount air conditioners, environmental control units ("ECUs") and heat pumps for the heating, ventilating and air conditioning industry.

         The Company supplies a variety of air conditioners to several of the world's largest RV original equipment manufacturers ("OEMs"), marketing these products under the popular and well-established "Coleman" brand name. The Company believes that its air conditioners are superior to those of its competitors due to greater air flow capacity, cooling efficiency and more aerodynamic design. Its reputation as a dependable source of high-quality, durable products have resulted in its long term relationships with leading RV manufacturers such as Fleetwood, Winnebago, Gulf Stream and Jayco, who have relied on the Company for substantially all of their RV air conditioner needs for each of the past eight years. In addition, the Company supplies furnaces, water heaters and cooking appliances to a large number of OEM's under the "Suburban" brand name. Suburban entered the RV heating market over 30 years ago and has a well recognized reputation for innovation, quality and service. Suburban acquired an established water heater line in 1988 and only recently entered the cooking appliance field. The Suburban product line has many attractive advantages including quieter operation and longer life. Combining these advantages with outstanding customer service, Suburban has longstanding relationships with a number of major OEM customers such as Winnebago, Starcraft, Fleetwood, and Forest River. Sales to such OEMs provide the Company with a large installed base of products which generates a significant recurring stream of revenue through sales of parts and replacement units in the aftermarket. Aftermarket air conditioner sales to customers such as RV dealers, supply and service centers are achieved primarily through an agreement with The Coast Distribution System, Inc. ("Coast"), the largest wholesale distributor of aftermarket products in the RV industry. The Company believes that Coast's extensive market penetration and large sales force provide broad aftermarket coverage and distribution capabilities which enhance its substantial aftermarket business. The Company also supplies Suburban brand LP gas fired appliances to Coast and a number of other aftermarket distributors. As in its air conditioning products, the Company believes its LP gas appliances offer a greater value and superior performance than those products produced by its competition. In fiscal 2000, as a percentage of Airxcel's net sales, RV industry OEM sales represented 50%, and aftermarket sales represented 16%.

         In addition to serving the RV industry, the Company designs, manufactures and markets specialty wall mount air conditioners, ECUs and heat pumps for various applications. Customers are principally manufacturers of telecommunication shelters and cabinets for the cellular, cable, wireless, satellite and PCS markets for both foreign and domestic telecommunications sales, school districts, contractors and modular construction companies. Sales are generated through manufacturers representatives and a direct sales force for all market segments. The Company believes that it is the largest provider of environmental control equipment for the U.S. telecommunication shelter market. The Company also believes that it is well-positioned to benefit from continued growth in cellular, wireless, fiber optics and PCS telecommunications markets and the resulting demand for telecommunication cabinets and shelters. These markets are served through OEM accounts like Andrew Structures, Rohn and Fiberbond. Its focus on customer service and quality control and its strong reputation for its ability to offer a broad and innovative line of products in a timely manner has attracted significant telecommunication providers such as AT & T, Nextel and Verizon to specify its products for both renovation and new construction. The Company also believes that it will benefit from an increased need for cooling units in the nation's schools due to new state regulations and certain building codes that mandate fresh air requirements in classrooms, the rebuilding of school system infrastructures and the steadily growing student population. The Company supplies wall mount air conditioners to multiple school districts throughout the country, including the Los Angeles Unified School District, Orange County Florida and Atlanta Public Schools. The Company has a leading position in each of its principal specialty markets, through solid relationships with its customers who generally require tailored products and a high level of customer service. The ability to customize products without interruption of its larger production lines allows the Company to work closely with customers to develop and produce equipment that meets their specific needs quickly and efficiently. In fiscal 2000, sales to the telecommunication shelter industry and school industry represented 21% and 6%, of Airxcel's total net sales, respectively.

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

DEPENDENCE UPON SIGNIFICANT CUSTOMERS

         Airxcel's net sales to Fleetwood Enterprises, Coast Distribution, Andrew Corporation, Winnebago Industries, Forest River, Keystone RV Company and Jayco, its largest customers, accounted for approximately 37% of the Company's net sales for 2000. There can be no assurance that the company will maintain or improve these relationships or that the Company will continue to supply these customers at current levels. The loss of a significant portion of sales to any of these customers could have a material adverse effect on the financial position, results of operations or liquidity of the Company. In addition, many of the arrangements that the company has with such customers are by purchase order and terminable at will at the option of either party. A significant decrease or interruption in businesses of any of the Company's significant customers could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

COMPETITIVE CONDITIONS

         The recreation vehicle industry is highly competitive, both as to price and quality of the product. As of December 31, 2000 there were six primary competitors to Airxcel within the industry. The school and telecommunications air conditioning industry is also highly competitive with three major competitors. Although the Company competes with a number of established companies that have greater financial, technological and marketing resources, Airxcel believes it has a competitive advantage due to the following:

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

Existing Long-Term Customer Relationships. The Company has long-term relationships with most of its customers, including several of the largest OEMs, major telecommunications companies and equipment manufacturers and school districts. Airxcel has supplied leading OEMs such as Fleetwood, Winnebago, Gulf Stream and Jayco substantially all of their air conditioner needs for each of the past eight years. The Company believes that such customer loyalty coupled with a focused product line and reputation for meeting high volume production demands have led to its success in the seasonal RV air conditioning industry and provide a significant advantage over competitors. Airxcel has worked closely with its telecommunications customers, in some cases for as long as 17 years, to develop equipment to meet such customers' specialized requirements. To support such equipment, the Company has an extensive network of service dealers across the U.S. The recent proliferation of shelters for telecommunications equipment and the importance of protecting such equipment through the use of cooling units and ECUs has generated an increasing demand for customized products and has strengthened such relationships. In addition, the Company has worked with multiple school districts throughout the country, such as the Los Angeles Unified School District, for as long as nine years, to develop products which are designed to meet the unique heating and cooling needs of the classroom such as achieving certain industry ventilation standards and addressing other concerns such as architectural design and ease of servicing considerations. The Company believes that customization provides a high level of customer satisfaction and will foster the continued development of significant customer relationships.

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

High Quality Products, Customer Service and Product Design Capabilities. The Company believes it is recognized as a leader in the RV industry due to its high product quality and customer service. The Company believes that its efficient manufacturing and assembly processes enable it to offer competitively priced products while maintaining high product quality. Because of the seasonal nature of the RV industry, timely delivery of products to OEMs and aftermarket customers has played a critical role in the Company's long-standing success. Similarly, Marvair has developed a strong reputation with its customers for its ability to develop unique solutions to customers' environmental control needs, respond to short lead times and to deliver its products in a timely manner. In addition, Marvair attained its ISO-9001 certification during 1998 and strives to establish quality procedures at each of its facilities in order to manufacture the highest quality products possible.

Extensive Distribution Network and Experienced Sales Force. The Company believes its sales force, who are located in close proximity to and actively work with many of the largest OEMs regarding product design issues and estimated future orders, includes some of the most experienced sales people in the RV industry. In addition, the Company provides Coast, the largest wholesale distributor of replacement parts, supplies, and RV accessories, serving more than 15,000 customers throughout the U.S. and Canada, with 100% of its RV air conditioning products. Airxcel believes that Coast provides broad aftermarket coverage and distribution capabilities. Sales efforts outside the recreation vehicle industry are organized by industry segments with sales representatives covering the U.S. telecommunications, school, and construction industries as well as international sales. In addition, independent sales representatives actively market products, particularly to school districts, in which sales agents have developed relationships covering a variety of channels, including wholesale distributors, factory direct sales, architectural and engineering firms, original equipment manufacturers, end users and the international market through distributors.

NUMBER OF PERSONS EMPLOYED

         As of December 31, 2000, the Company had 1,022 employees of which 336 were represented by a union.

ITEM 2.  PROPERTIES

         The following table describes the principal facilities utilized by the Company for manufacturing, warehousing, and administrative purposes.

                                      Approximate
         Location                     Square Feet                Owned/Leased
         --------                     -----------                ------------
         Cordele, Georgia               103,700                     Leased




         Cordele, Georgia               113,000                     Owned
         Dayton, Tennessee              285,000                     Owned
         Elkhart, Indiana               27,000                      Owned
         Elkhart, Indiana               10,000                      Leased
         Longwood, Florida              900                         Leased
         Norcross, Georgia  (1)         10,080                      Leased
         Norcross, Georgia (1)          37,000                      Leased
         Wichita, Kansas                50,000                      Leased
         Wichita, Kansas                153,000                     Owned


         (1) The manufacturing operations in these locations have been discontinued. The Company has retained an agent to locate a party desiring to sub-lease the properties.

ITEM 3.  LEGAL PROCEEDINGS

         On April 15, 1999, the jury in a case involving patent, trademark and trade dress infringement, Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998) awarded damages against Crispaire for patent infringement in an amount of $9,000,000. Crispaire provided a bank letter of credit to secure a stay of execution of the judgment and has filed an appeal. The appellate court heard the appeal during December 2000 and a decision is expected within nine months. Management of the Company believes that the current damages award was the result of legal and factual errors both by the judge and jury and that the ultimate result of its appeals process will be either a reversal or a significant reduction in its liability. The Company does not believe that the eventual resolution of the Bard Manufacturing litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity although, given the inherent risks of litigation, there can be no assurances in that regard.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There has been no submission of matters to a vote of security holders during the fourth quarter of fiscal year 2000.

                                     PART 2

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company does not have any publicly traded equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

                  Five Year Summary of Selected Financial Data
                             Years Ended December 31
                                 (in thousands)

                                                               2000         1999           1998              1997          1996
                                                               ----         ----           ----              ----          ----
STATEMENT OF OPERATIONS DATA:
    Net sales                                             $ 177,896      $ 183,037      $ 157,425         $ 58,323      $ 58,169
    Cost of sales                                           145,369        144,862        123,581           44,732        43,803
                                                          ---------      ---------      ---------         --------      --------
    Gross profit                                             32,527         38,175         33,844           13,591        14,366
    Selling, general and administrative expenses             16,681         17,146         15,297            4,223         4,558
    Operating income                                         12,141         10,733         16,077            8,729         8,386
    Income (loss) from continuing operations before
       income taxes                                             164         (1,685)         3,801            4,087         5,968
    Net income (loss)                                          (169)        (1,042)         2,251           (4,548)        1,074
OTHER DATA:
    Gross margin percentage                                    18.3%          20.9%          21.5%            23.3%         24.7%
    EBITDA (1)                                               18,072         16,297         20,671            9,850        10,369
    EBITDA margin percentage                                   10.2%           8.9%          13.1%            16.9%         17.8%
    Cash provided by operating activities                     7,522         12,812          2,047            7,229         4,249
    Cash used in investing activities                        (4,980)        (3,133)       (30,346)         (44,083)         (435)
    Cash provided by (used in) financing activities          (2,495)        (9,731)        18,785           46,319        (4,209)
    Depreciation and amortization (2)                         5,931          5,564          4,594            1,144         1,983
    Capital Expenditures                                      3,125          2,638          1,852              716           459
BALANCE SHEET DATA (AT END OF PERIOD):
    Working capital (3)                                   $  18,554      $  15,781      $  23,368         $ 23,186      $  5,632
    Total assets (4)                                        116,960        118,212        126,590           76,933        24,748
    Total debt                                              107,338        106,910        119,506           90,355        48,280
    Total stockholders' equity (deficiency)                 (19,109)       (18,940)       (17,898)         (25,009)      (28,701)

(1) EBITDA represents earnings before interest expense, net, other nonoperating expense, net, income tax expense, depreciation and amortization. Other nonoperating (income) expenses were $52, $2, ($92), $23, and, $145 for the years ended December 31, 2000, 1999, 1998, 1997, and 1996, respectively. EBITDA, as calculated by the Company, may not be similar to the method used by other companies. Airxcel has included information concerning EBITDA because it is relevant for covenant analysis under the Indenture, which defines EBITDA as set forth above for the periods shown, and is presented because it is used by certain investors as a measure of a company's ability to service debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.
(2) Excludes depreciation and amortization related to the discontinued Faulkner manufacturing division.
(3) Working capital represents current assets less current liabilities, including net assets (liabilities) held for sale of the discontinued Faulkner manufacturing division of $(228), $(662), $(1,290), $(466), and $6,421 as of December 31, 2000, 1999, 1998, 1997 and 1996,
         respectively.
(4) Total assets include net assets held for sale of $6,421 as of December 31, 1996, and exclude net liabilities of the discontinued Faulkner manufacturing division of $228, $662, $1,290 and $466 as of December 31, 2000, 1999, 1998 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    Net Sales. Net sales decreased 2.8% from $183.0 million in 1999 to $177.9 million in 2000. Net sales decreased primarily due to reduced sales volume in the RV industry which the Company believes is a result of the rising interest rates, increases in gasoline prices, and declines in the stock market.

    Gross Profit. Gross profit decreased 14.9% from $38.2 million (21% of net sales) in 1999 to $32.5 million (18% of net sales) in 2000. The decrease was principally due to increases in the cost of the products produced as well as a negative change in the product mix.

    Selling, general and administrative expenses (including amortization of intangible assets and computer software). Selling, general and administrative expenses decreased 1.5% from $19.8 million (11% of net sales) in 1999 to $19.5 million (11% of net sales) in 2000 primarily due to cost reductions in response to the decline in the RV industry.

    Accrued litigation expense. Accrued litigation expense decreased $6.7 million in 2000 due to the litigation expense recorded in 1999 as a result of the litigation discussed in Note 16 of the notes to the consolidated financial statements.

    EBITDA. EBITDA was $16.3 million in 1999 and $18.1 million in 2000. The increase is primarily due to the decreased accrued litigation expense as described above offset by decreased gross profit.

    Income from continuing operations before income tax expense and extraordinary item. Income from continuing operations before income tax expense and extraordinary item increased from a loss of $1.7 million in 1999 to income of $0.2 million in 2000 primarily due to decreased accrued litigation expense as described above offset by decreased gross profit.

    Net income (loss). Net loss decreased from a net loss of $1.0 million in 1999 to a net loss of $.2 million in 2000 primarily as a result of the decreased income from continuing operations as described above.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Net Sales. Net sales increased 16.3% from $157.4 million in 1998 to $183.0 million in 1999. Net sales increased primarily due to growth in the RV industry as well as the school and telecommunications markets. In addition, sales related to the acquisition of Suburban on March 17, 1998, generated $12.0 million of additional sales.

    Gross Profit. Gross profit increased 13.0% from $33.8 million in 1998 to $38.2 million in 1999. The increase was principally due to the increased sales volume and Suburban which generated incremental gross margins of $2.5 million.

    Selling, general and administrative expenses (including amortization of intangible assets and computer software). Selling, general and administrative expenses increased 11.2% from $17.8 million (11% of net sales) in 1998 to $19.8 million (11% of net sales) in 1999 primarily due to increased sales commissions as a result of increased sales, increased advertising expenses due to increased marketing efforts and $1.6 million of incremental expenses due to Suburban. Selling, general and administrative expense as a percentage of net sales decreased from 11.6% in 1998 to 11.1% in 1999.

    Accrued litigation expense. Accrued litigation expense increased $7.6 million in 1999 due to the litigation discussed in Note 16 of the notes to the consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated $7.5 million in net cash flow from operating activities for the year ended December 31, 2000 compared to $12.8 million for 1999, primarily as a result of increased accounts payable offset by reduced revenues, increases in inventory and prepaid expenses and other assets and decreases in accrued expenses.

    Cash used in investing activities includes the March 1998, acquisition of Suburban for approximately $28.4 million. The excess of the purchase price over the estimated fair value of assets acquired of $17.0 million was accounted for as goodwill and is being amortized over the straight line method for 40 years.

    Cash used in investing activities includes the November 2000, acquisition of Insta Freeze for approximately $1.4 million. The excess of the purchase price over the estimated fair value of assets acquired of $1.2 million was accounted for as goodwill and is being amortized over the straight line method for 10 years.

    Capital expenditures were $3.1 million, $2.6 million, and $1.9 million for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in 2000 is primarily due to a process improvement project at the Company's production facility of $.6 million.

    Capital expenditures for 2001 are expected to be slightly above the 2000 level which includes the normal replacement of machinery and equipment and the completion of the process improvement project described above.

    On March 17, 1998, the Company amended it's credit agreement with a bank to include a $10 million term loan and a $28 million revolving credit facility. The proceeds of the credit agreement were used by the Company to finance its acquisition of the outstanding stock of Suburban. On June 30, 2000, the Company refinanced its Credit Facility with another bank. Substantially all of the proceeds were used to repay certain indebtedness and to pay financing costs associated with the new Credit Facility. The total commitment under the credit facility is $31,000. The Company's revolving credit facility with the bank permits borrowings at interest rates based on either the bank's base rate or Libor rate plus 2% (8.78% combined rate at December 31, 2000). The available line on the revolving credit facility is limited to the lessor of $31 million or 85% of net accounts receivable and 60% of net inventories.

    On April 7, 1998 the Company entered into a three year interest rate cap agreement (notional principal amount of $10 million) to reduce the impact of increases in interest rates. The agreement was terminated on June 30, 2000 when the company refinanced its Credit Facility with another bank.

    Covenants under the Company's credit facility with the bank restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with a fixed charge coverage ratio and maintain a minimum effective capital balance.

    The Company meets its working capital, capital equipment requirements and cash requirements with funds generated internally and funds from agreements with a bank. Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.

RESTRUCTURING CHARGE

    In November 2000, the board of directors of the Company approved a restructuring plan designed to reduce costs and improve operating efficiencies. The plan involves the consolidation of two manufacturing facilities and the discontinuance of a product line. A restructuring charge of $496,000 primarily relates to severance and employee benefit costs and costs relating to the closure of the facility. The restructuring charge is included in cost of goods sold and selling, general and administrative of $397,000 and $99,000, respectively.

    At December 31, 2000, $269,000 of restructuring charges remained in accrued liabilities. The balance was comprised of $65,000 for the reduction of approximately 56 employees and $204,000 for closure of the manufacturing facility.

NEW ACCOUNTING PRONOUNCEMENTS

    On January 1, 2001 the Company will adopt Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended. SFAS 133 requires that a Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS 133 will not impact the Company's consolidated financial position, results of operations or cash flows.

INFLATION

    Results of operations have not been significantly affected by inflation since inception. The Company, in the normal course of business, has been able to offset the impact of increased costs through operating efficiencies and selected price increases.

FORWARD-LOOKING INFORMATION

    Except for the historical financial information contained herein, this Form 10-K contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue", the negative or other variations thereof, or comparable terminology, are intended forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including possible changes in economic conditions, demographic and political changes, prevailing interest rates or fuel prices, or the occurrence of unusually severe weather conditions, overall consumer confidence and general economic conditions, the level of discretionary consumer spending, government regulation, and unemployment that can affect both the purchase and usage of the products that the Company sells.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk on variable rate financial instruments: The Company maintains a $31 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the credit facility at an average interest rate of 9.0% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $168,000 annually.

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

ITEM 8.  FINANCIAL STATEMENTS


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Airxcel, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 37 present fairly, in all material respects, the financial position of Airxcel, Inc. and its subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 37 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                                     PRICEWATERHOUSECOOPERS LLP

Kansas City, Missouri
February 2, 2001

                         AIRXCEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                        December 31,    December 31,
                                                                                           2000            1999
                                                                                        ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                          $     172        $     125
    Accounts receivable, net of allowances for doubtful
       accounts of $315 and $490, respectively                                            14,728           15,576
    Inventory                                                                             26,524           25,552
    Prepaid expenses and other assets                                                        721              289
    Income taxes receivable                                                                1,205              732
    Deferred income taxes                                                                  1,777            2,235
                                                                                       ---------        ---------
       Total current assets                                                               45,127           44,509
                                                                                       ---------        ---------
Property, plant and equipment, net                                                        17,980           17,871
Computer software, net                                                                       498              582
Intangible assets, net                                                                    50,550           51,497
Loan financing costs, net                                                                  2,805            3,753
                                                                                       ---------        ---------
       Total assets                                                                    $ 116,960        $ 118,212
                                                                                       =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
    Current portion of long-term debt                                                  $     142        $   1,387
    Cash overdraft                                                                           402            2,865
    Accounts payable                                                                       9,926            7,479
    Warranty reserve                                                                       2,047            1,923
    Accrued vacation expense                                                                 864              814
    Accrued interest                                                                       1,405            1,387
    Other accrued expenses                                                                11,559           12,211
    Liabilities of discontinued operations                                                   228              662
                                                                                       ---------        ---------
           Total current liabilities                                                      26,573           28,728
Long-term debt, less current portion                                                     107,196          105,523
Deferred income taxes                                                                      1,791            2,901
                                                                                       ---------        ---------
           Total liabilities                                                             135,560          137,152
                                                                                       ---------        ---------
Minority interest                                                                            509               --
                                                                                       ---------        ---------
Commitments and contingencies (see Notes 1 and 4)                                             --               --
Stockholder's equity (deficiency):
    Common stock, par value $1; authorized
       1,000 shares; 1,000 shares issued and outstanding                                       1                1
    Additional paid-in capital                                                            26,946           26,946
    Accumulated deficit                                                                  (46,056)         (45,887)
                                                                                        ---------        ----------
           Total stockholder's equity (deficiency)                                       (19,109)         (18,940)
                                                                                        ---------        ----------
           Total liabilities and stockholder's equity (deficiency)                      $116,960        $ 118,212
                                                                                        =========        ==========

    The accompanying notes are an integral part of these consolidated financial statements.

                         AIRXCEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                            Years Ended
                                                          ----------------------------------------------
                                                          December 31,       December 31,     December 31,
                                                              2000             1999              1998
                                                          ------------     ------------     ------------
Net sales                                                 $ 177,896        $ 183,037        $ 157,425
Cost of goods sold                                          145,369          144,862          123,581
                                                          ---------        ---------        ---------
    Gross profit                                             32,527           38,175           33,844
                                                          ---------        ---------        ---------
Operating expenses:
    Selling, general and administrative                      16,681           17,146           15,297
    Amortization of intangible assets and computer
       software                                               2,805            2,696            2,470
    Accrued litigation                                          900            7,600               --
                                                          ---------        ---------        ---------
    Total operating expenses                                 20,386           27,442           17,767
                                                          ---------        ---------        ---------
    Income from operations                                   12,141           10,733           16,077
Interest expense                                             11,944           12,416           12,368
Minority interest                                               (19)              --               --
Other (income) expense, net                                      52                2              (92)
                                                          ---------        ---------        ---------
    Income (loss) from continuing operations before
       income tax expense and extraordinary item                164           (1,685)           3,801
Income tax expense (benefit)                                    126             (380)           1,550
                                                          ---------        ---------        ---------
    Income (loss) from continuing operations before
       extraordinary item                                        38           (1,305)           2,251
Discontinued operations:
    Recovery on disposal of Faulkner Manufacturing
       less applicable income tax expense of
       $174, $165, and $0, respectively                        (277)            (263)              --
                                                          ---------        ---------        ---------

       Income (loss) before extraordinary item                  315           (1,042)           2,251
Extraordinary losses on early extinguishments of
    debt, less applicable income tax benefit of
    $304                                                        484               --               --
                                                          ---------        ---------        ---------
       Net income (loss)                                  $    (169)       $  (1,042)       $   2,251
                                                          =========        =========        =========


    The accompanying notes are an integral part of these consolidated financial statements.

                         AIRXCEL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (DEFICIENCY)
                          (in thousands, except shares)

                                                        Additional
                                     Common Stock        Paid-in     Accumulated
                                    Shares   Amount      Capital       Deficit     Total Equity
                                    ------   ------      -------    ----------     ------------
Balances, January 1, 1998         1,000       $1       $22,086       $(47,096)       $(25,009)
Capital contribution                 --        -         4,860             --           4,860
Net income                           --        -            --          2,251           2,251
                                  -----      ------    -------       --------        --------

Balances, December 31, 1998       1,000       $1       $26,946       $(44,845)       $(17,898)
Net loss                             --        -            --         (1,042)         (1,042)
                                  -----      ------    -------       --------        --------

Balances, December 31, 1999       1,000       $1       $26,946       $(45,887)       $(18,940)
Net loss                             --        -            --           (169)           (169)
                                  -----      ------    -------       --------        --------

Balances, December 31, 2000       1,000       $1       $26,946       $(46,056)       $(19,109)
                                  =====     =======    =======       ========        ========

    The accompanying notes are an integral part of these consolidated financial statements.

                         AIRXCEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Years Ended
                                                              --------------------------------------------------
                                                              December 31,      December 31,         December 31,
                                                                  2000             1999              1998
                                                              ---------------   ---------------  ---------------
Cash flows from (to) operating activities:
    Net income (loss)                                            $    (169)       $  (1,042)       $   2,251
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation                                                  3,126            2,868            2,124
       Amortization of intangible assets and computer
          software                                                   2,805            2,696            2,470
       Amortization of financing costs                                 512              665              512
       Provision for bad debts                                         271              398              297
       Recovery on disposal of discontinued operations                (434)            (428)              --
       Deferred income taxes                                          (652)          (2,026)           1,430
       Loss on sale of fixed assets                                     31               21              220
       Minority interest in earnings of subsidiaries                   (19)              --               --
       Extraordinary losses on early extinguishments of
          debt                                                         489               --               --
       Changes in assets and liabilities:
       Accounts receivable                                             668            3,729           (1,160)
       Inventory                                                      (373)           1,882           (4,721)
       Prepaid expenses and other assets                              (939)            (916)             105
       Accounts payable                                              2,385           (3,240)            (747)
       Accrued expenses                                               (179)           8,205             (734)
                                                                 ---------        ---------        ---------
          Net cash provided by operating activities                  7,522           12,812            2,047
                                                                 ---------        ---------        ---------

Cash flows from (to) investing activities:
    Proceeds from sale of fixed assets                                   3               37               14
    Capital expenditures                                            (3,125)          (2,638)          (1,852)
    Computer software and intangible expenditures                     (485)            (532)            (143)
    Acquisitions, net of cash acquired                              (1,373)              --          (28,365)
                                                                 ---------        ---------        ---------
          Net cash used in investing activities                     (4,980)          (3,133)         (30,346)
                                                                 ---------        ---------        ---------

Cash flows from (to) financing activities:
    Cash overdraft                                                  (2,463)           2,865               --
    Proceeds from long-term obligations                            193,391          176,624          155,485
    Principal payments on long-term debt                          (193,071)        (189,220)        (139,334)
    Financing costs incurred                                          (352)              --           (2,226)
    Capital contribution from parent company                            --               --            4,860
                                                                 ---------        ---------        ---------
       Net cash provided by (used in) financing activities          (2,495)          (9,731)          18,785
                                                                 ---------        ---------        ---------

       Net increase (decrease) in cash and cash
          equivalents                                                   47              (52)          (9,514)
Cash and cash equivalents, beginning of period                         125              177            9,691
                                                                 ---------        ---------        ---------
Cash and cash equivalents, end of period                         $     172        $     125        $     177
                                                                 =========        =========        =========

                         AIRXCEL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)


                                                                                           Years Ended
                                                                        --------------------------------------------------
                                                                          December 31,      December 31,      December 31,
                                                                              2000            1999               1998
                                                                          ------------      ------------      ------------
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
       Interest                                                              $ 11,237        $11,896            $5,836
       Income taxes, net                                                        1,714          2,718               850

Supplemental disclosure of noncash investing and financing activities:
    Equipment financed with capital lease obligations                              --             --                24
                                                                                                                     3

Airxcel, Inc. acquired the outstanding stock of Suburban:
    Tangible assets                                                                                           $ 29,007
    Intangible assets                                                                                           26,057
    Liabilities assumed                                                                                        (26,699)
                                                                                                             ---------
          Fair value of assets acquired                                                                       $ 28,365
                                                                                                             ==========

Airxcel, Inc. purchased certain assets and liabilities of
    Instafreeze, Inc. as follows:
    Tangible assets                                                          $    800
    Intangible assets                                                           1,289
    Liabilities assumed                                                          (188)
    Minority interest                                                            (528)
                                                                             ---------
          Fair value of assets acquired                                      $  1,373
                                                                             =========

    The accompanying notes are an integral part of these consolidated financial statements.

                         AIRXCEL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)

1.  ORGANIZATION AND BASIS OF PRESENTATION:

    Airxcel, Inc., formerly known as Recreation Vehicle Products, Inc. (the "Company") is engaged in designing, manufacturing and marketing recreation vehicle air conditioning equipment in the United States, Canada and certain international markets. On November 10, 1997, the Company acquired substantially all of the net assets, properties and rights and assumed certain related liabilities of Crispaire Corporation, currently operating as Marvair ("Marvair"), which designs, manufactures and markets specialty wall mount air conditioners, environmental control units and heat pumps for various applications. Marvair markets its products to companies involved in modular construction, telecommunications, utilities and school districts located throughout the United States and selected foreign markets. The Marvair acquisition was accounted for as a purchase and, accordingly, the financial statements include the accounts and results of operations of Marvair since November 10, 1997. On March 17, 1998 (Note 8) the Company acquired 100% of the outstanding stock of Suburban Manufacturing Company, formerly KODA Enterprises Group, Inc. ("Suburban"), a designer and manufacturer of heating, water heating, and cooking appliances for the recreation vehicle industry and other specialty products for the heating, ventilating and air conditioning industry. The Suburban acquisition was accounted for as a purchase and, accordingly, the financial statements include the accounts and results of operations of Suburban since March 17, 1998. On November 3, 2000 (Note 9) the Company acquired substantially all of the net assets, properties and rights and assumed certain related liabilities of Instafreeze, Inc., currently operating as Insta Freeze ("Insta Freeze"), which designs and manufactures low-voltage, high-speed refrigeration units for the recreation vehicle industry. The Insta Freeze acquisition was accounted for as a purchase and, accordingly, the financial statements include the accounts and results of operations of Insta Freeze since November 3, 2000. Due to the similarities of the economic characteristics, production processes, customers, distribution methods and regulatory environment of the company's products, the Company is managed, operated and reported as one segment.

    The Company is a wholly-owned subsidiary of Airxcel Holdings Corporation, formerly known as RV Holdings Corporation (Holdings). The Company is the only subsidiary of Holdings and Holdings has no operating activities and Holdings has no material assets other than its investment in the Company. Accordingly, Holdings is dependent upon the Company for any cash requirements. However, Holdings does have 1,544,237 shares of $.01 par value common stock and 9,076,923 shares of $1 par value Series A and Series B exchangeable preferred stock outstanding as of December 31, 2000, 1999 and 1998. The Preferred stock which is exchangeable at the stockholders' option for junior subordinated notes issued by Holdings, is also subject to mandatory redemption by Holdings on August 31, 2006 for an amount equal to the original proceeds from sale of the stock plus accrued but unpaid dividends which accrue at 14 percent annually. Total proceeds plus accrued and unpaid dividends were $16,232, $14,152 and $12,367 as of December 31, 2000, 1999 and 1998, respectively. All proceeds generated from the sale of such common and preferred shares have been contributed to the Company. However, the Company is not required to fund the mandatory redemption of these preferred shares. During 1996, Holdings also issued $4,015 of junior subordinated notes to the parent company of a major stockholder in exchange for cash. All proceeds from the issuance of these notes have been contributed to the Company. These notes, which are due in August, 2006, bear interest at 14% payable semiannually in the form of additional junior subordinated notes or cash at the election of Holdings. Such notes, plus accrued interest totaled $7,286, $6,350 and $5,536 as of December 31, 2000, 1999 and 1998, respectively. As part of the November 10, 1997, Airxcel acquisition of Marvair, Holdings issued $5,304 of junior subordinated notes (the "PIK Notes") to the seller. The proceeds of the PIK Notes and $3,100 of cash received by Holdings through the sale of its common stock was contributed by Holdings to the Company. The PIK notes, which are due in November, 2008, bear interest at 11.4% payable annually in the form of additional junior subordinated notes or cash at the election of Holdings. Such notes, plus accrued interest, totaled $7,272 and $6,694 as of December 31, 2000 and 1999, respectively. All of the notes described above are uncollateralized and are not guaranteed by the Company. Although Holdings is entirely dependent upon the Company to service its note obligations and the mandatory redemption provisions of the Preferred Stock, the Company has no cash requirement to fund Holdings until at least 2006 based upon the stated intent of Holdings' management to elect to make interest payments due on all such notes in the form of additional junior subordinated notes.

    During October 1997, the Company's board of directors adopted a formal plan to dispose of its awning business (see Note 14).

    On August 22, 1996 (the "closing date"), Airxcel Holdings Corporation and Subsidiary consummated exchange offers and adopted amendments to its Restated Certificate of Incorporation pursuant to which the outstanding debt and common stock were restructured (the "Recapitalization"). The objective of the Recapitalization was to refinance existing indebtedness and pay fees and expenses associated with the Recapitalization.

    The significant components of the Recapitalization on the Company are as follows:

    The Company issued new debt with interest rates ranging from 9.75% to 12.0% as of December 31, 1996 as follows:

Revolver                            $       7,222
Term loan A                                12,750
Term loan B                                15,250
Senior subordinate note                    14,000
                                          -------
    Total                                 $49,222
                                          =======

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

    The total proceeds from the debt were used to pay $1,700 in financing costs relating to the recapitalization and to repay $21,300 of existing debt. The repayment of debt was accounted for as an early extinguishment of debt whereby the Company recognized a charge of $184 as an extraordinary loss, net of tax. The remaining proceeds of the new debt, amounting to $26,200, were distributed as part of a $33,300 dividend to Holdings that was used by Holdings to retire all remaining shares of Common Stock outstanding at that time.

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

    b. Principles of Consolidation: The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. Intercompany transactions and accounts are eliminated in consolidation.

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

    g. Computer Software: All computer software acquisition and development costs, including applicable internal labor, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The cost of capitalized software is amortized over its estimated useful lives (generally 5 years). Accumulated amortization as of December 31, 2000, 1999 and 1998 was $197, $66 and $654, respectively. Amortization for the years ended December 31, 2000, 1999 and 1998 was $131, $32, and $19, respectively.

        h. Intangible Assets: Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated economic lives as follows:

                                                  Amortization            December 31,            December 31,
                                                     Period                   2000                   1999
                                               -----------------          ---------------      ---------------

Non-compete agreement                               3-5 years                $ 1,100                $ 1,100
Trademarks and contract                            1-50 years                 19,811                 19,811
Patents                                             5-7 years                  3,647                  3,609
Assembled work force                              10-20 years                  2,000                  2,000
Customer base                                        20 years                  7,500                  7,500
License agreements                                   10 years                    525                     --
Goodwill                                          10-40 years                 24,201                 23,036
                                                                             -------                -------
                                                                              58,784                 57,056
Less accumulated amortization                                                  8,234                  5,559
                                                                             -------                -------
                                                                             $50,550                $51,497
                                                                             =======                =======

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

    k. Advertising: The Company expenses advertising costs when the expense is incurred and classifies it in selling, general and administrative expense. Total advertising expense amounts to $374, $450, and $383 in 2000, 1999, and 1998, respectively.

    l. Shipping and Handling Costs: The Company records charges to customers for shipping and handling costs as sales and costs incurred by the Company as cost of goods sold.

    m. Allocation of Interest to Discontinued Operations: Interest expense is allocated to discontinued operations based on the ratio of net assets of the discontinued operations to the sum of total net assets of the Company plus debt.

    n. Fair Value of Financial Instruments: The stated values of financial instruments as of December 31, 2000, 1999 and 1998, excluding the $90 million of senior subordinated notes, approximate fair market value. The fair value of the Company's senior subordinated notes is $46.8 million at December 31, 2000 based on the quoted market price for the same issue or similar issues.

    o. Recently Issued Accounting Standards: On December 3, 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes certain views in applying generally accepted accounting principles to revenue recognition. The adoption of SAB 101 did not impact the Company's consolidated financial position, results of operations or cash flows.

    p. Derivatives: The Company entered into an interest rate instrument in 1998 to reduce the impact of its floating rate debt which was terminated June 30, 2000. The notional amount of the interest rate agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The differential to be received or paid is recognized in income over the life of the agreement as adjustments to interest expense. The Company does not hold or issue derivative financial instruments for trading purposes.

    q. Reclassification: Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform with the 2000 presentation.

3.  SUMMARY BALANCE SHEET DATA:

    Inventory consists of the following:

                                                   December 31,        December 31,
                                                       2000                1999
                                                   ------------         ------------
Raw materials                                         $12,323             $11,860
Work-in-process                                         2,343               1,825
Finished goods                                         11,858              11,867
                                                   ------------         ------------
                                                      $26,524             $25,552
                                                   ==========           ===========

    Property, plant and equipment consist of the following:

                                         December 31,     December 31,
                                            2000             1999
                                        ------------     ------------
Land and land improvements                $  1,235        $  1,230
Buildings and building improvements          7,486           5,809
Machinery and equipment                     18,337          16,017
Furniture and fixtures                       1,559           1,445
Construction in process                        881           1,774
                                          --------        --------
                                            29,498          26,275
Less accumulated depreciation              (11,518)         (8,404)
                                          --------        --------
   Net                                    $ 17,980        $ 17,871
                                          ========        ========

4.  LONG-TERM DEBT:

    On June 30, 2000, the Company refinanced it's Credit Facility with another bank. Substantially all of the proceeds were used to repay certain indebtedness and to pay financing costs associated with the new Credit Facility. The total commitment under the credit facility is $31,000.

    On March 13, 1998, the Company amended its credit agreement with a bank. The proceeds of the $38,000 credit agreement were used by the Company to finance its acquisition of the outstanding stock of Suburban Manufacturing Company (see Note
8).

    Long-term debt consists of the following:

                                                                                              December 31,          December 31,
                                                                                                 2000                  1999
                                                                                             ------------           ------------
Notepayable to bank under a $31,000 revolving line of credit matures on June
    29, 2005, with interest at bank's base rate or Libor plus 2%, 8.78% at
    December 31, 2000, payable monthly                                                       $  16,803                $      --
Note payable to bank under a $10,000 term loan
    which matures March 31, 2005, with interest at prime or a Libor base rate plus a factor determinable based on financial covenants, 8.46% at
    December 31, 1999,  payable quarterly                                                           --                    8,000
Note payable to bank under a $28,000 revolving line
    of credit matures on March 31, 2003, with interest at prime or a Libor base rate plus a factor determinable based on financial covenants, 8.46% at
    December 31, 1999, payable quarterly                                                            --                    8,282
Senior subordinated notes, with interest at 11% payable
    semiannually on May 15 and November 15, commencing on
    May 15, 1998                                                                                90,000                   90,000
Note payable to individual for land purchase, 7.6%, due in
    monthly principal and interest payments of $4 through
    April 1, 2007, collateralized by the land                                                      267                      298
Note payable to individual for purchase of license agreement, due in monthly principal and interest payments of $2
    through May 1, 2002                                                                             37                       --
Capital leases                                                                                     231                      330
                                                                                             ------------           ------------
                                                                                               107,338                  106,910
Current portion of long term debt                                                                 (142)                  (1,387)
                                                                                             ------------           ------------
                                                                                             $ 107,196                $ 105,523
                                                                                             ============           ============

    Covenants under the Company's credit facility with the bank restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with a fixed charge coverage ratio and maintain a minimum effective capital balance. The credit facility is collateralized by accounts receivable, equipment, general intangibles, inventory, and investment property.

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

    Maturities of long-term debt, including minimum required reductions in the revolving line of credit commitments based on balances outstanding at December 31, 2000 for each of the five succeeding years are as follows:


                 Minimum                        Net Present       Long-term
              Lease Payment      Interest          Value            Debt             Total
              -------------     -----------    -----------       -----------     -----------
2001              103               17               86               56              142
2002              102               10               92               50              142
2003               54                1               53               40               93
2004               --               --               --               43               43
2005               --               --               --           16,850           16,850
Thereafter         --               --               --           90,068           90,068
           -------------    ------------    -----------       -----------     -----------
                $ 259       $       28       $      231       $  107,107       $  107,338
           =============    ============    ===========       ===========     ===========

    Property, plant and equipment at year-end include the following amounts for capitalized leases:

                                        December 31,
                                           2000
                                        ------------
Machinery and equipment                    $ 200
Furniture and fixtures                       145
                                           -----
                                           $ 345
Less accumulated depreciation               (142)
                                           -----
   Net property, plant and equipment       $ 203
                                           =====

5.     STOCK OPTION PLANS:

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

6.  INCOME TAXES:

    The significant components of the net deferred income tax asset (liability) recognized in the accompanying balance sheets are as follows:


                                                          December 31,        December 31,
                                                            2000                  1999
                                                          -------               -------
Provision for discontinued operations                     $    88               $   256
Accrued reserves and liabilities                            4,972                 5,069
Depreciation                                               (2,204)               (2,710)
Intangibles                                                (2,881)               (3,292)
State income tax net operating loss carry forwards,
    expiring beginning 2010                                    11                    11
                                                          --------              --------
                                                              (14)                 (666)
Less current deferred income tax                            1,777                 2,235
                                                          --------              --------
Total noncurrent deferred income tax                      $(1,791)              $(2,901)
                                                          ========              ========

    The components of income tax expense before discontinued operations and extraordinary items are as follows:


                                                    December 31,   December 31,   December 31,
                                                        2000           1999          1998
                                                    ------------   ------------   ------------
Current                                                $ 831        $ 1,888        $  120
Deferred                                                (705)        (2,268)        1,430
                                                    ------------   ------------   ------------
    Total income tax expense before discontinued
       operations and extraordinary item               $ 126        $  (380)       $1,550
                                                    ===========    ===========    ============

    Total income tax expense before discontinued operations and extraordinary item differed from the amounts computed by applying the federal statutory rate to pretax income as follows:


                                                      December 31,      December 31,       December 31,
                                                          2000              1999              1998
                                                      ------------      ------------      ------------
Income tax expense before discontinued
    operations and extraordinary item computed by
    applying the federal statutory rate                  $  50             $(590)            $ 1,330
Adjustment to prior year expense                            --                95                  --
Minority interest                                           12                --                  --
State income taxes, net of federal income tax
    benefit                                                  6               (77)                250
Goodwill                                                   149               138                  --
Other                                                      (91)               54                 (30)
                                                      ------------      ------------      ------------
  Total income tax expense before discontinued
     operations and extraordinary item                   $ 126             $(380)            $ 1,550
                                                      ============      =============     =============

    Net deferred income tax assets are recognized based on the expected timing of the reversal of taxable temporary differences and future taxable income of the Company.

7.  EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT:

    On June 30, 2000, the Company refinanced it's Credit Facility with another bank. The related unamortized loan financing costs were recorded as an extraordinary loss on early extinguishment of debt of $484 (net of a $304 income tax benefit).

8. ACQUISITION OF SUBURBAN MANUFACTURING COMPANY, FORMERLY KODA ENTERPRISES GROUP, INC.:

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

    The following reflects the operating results of the Company for the year ended December 31, 1998 assuming the acquisition occurred as of the beginning of the period:

                           PRO FORMA OPERATING RESULTS
                                   (UNAUDITED)

                                        December 31,
                                            1998
                                        ------------
Net sales                               $163,327
Income before extraordinary item           3,593
Net income                                 1,787

    The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisition been made at the beginning of the respective periods, or the results which may occur in the future.

9.  ACQUISITION OF INSTA FREEZE, LLC, FORMERLY INSTAFREEZE, INC.:

    On November 3, 2000, the Company completed the acquisition of the business of Insta Freeze. The acquisition was funded with proceeds from the existing revolving credit facility (see Note 4). The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective fair values as of the date of the acquisition (see Note 2(h)). Due to the immaterial size of the acquisition, presentation of pro forma operating results are not required.

10.  COMMITMENTS:

    The Company leases buildings, machinery and equipment, office equipment and vehicles which are accounted for as operating leases. Some leases include renewal options and others contain purchase options. Total rental expense for operating leases was $945, $784 and $578 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Commitments for minimum lease payments under noncancellable leases as of December 31, 2000 are as follows:


                                                              Operating
                                                               Leases
                                                              ---------
2001                                                          $  483
2002                                                             204
2003                                                             132
2004                                                              51
2005                                                               4
                                                              ---------
                                                              $  874
                                                              =========

    As part of the Marvair acquisition, the Company entered into certain management and employment agreements. Compensation expense related to these agreements was $245, $379, and $366 for the years ended December 31, 2000, 1999 and 1998, respectively.

11.  BENEFIT PLAN:

    Substantially all employees of the RV Products division and the Marvair division are eligible to participate in the 401(k) plans offered by each company. Subject to certain conditions, the divisions may match up to 30% and 25% of the employees' contributions, respectively, up to a maximum of 6% of the employees' annual salary. In addition, the divisions can make an additional contribution determined at the discretion of the Company's Board of Directors. The Company's contribution to its 401(k) plans for the years ended December 31, 2000, 1999 and 1998 totaled $379, $315 and $276, respectively.

    Suburban sponsors two contributory defined benefit pension plans, the Suburban Manufacturing Company Retirement Plan ("Plan 1") and the Suburban Manufacturing Company Retirement Plan for Bargaining Employees ("Plan 2"). The plans cover substantially all Suburban Manufacturing Company employees meeting certain eligibility requirements. Assets of the plans consist of various marketable securities and investments in bond funds. The Company's funding policy is to contribute amounts that are sufficient, when added to participants' contributions, to fund the retirement benefits of all participants in accordance with the requirements of the Internal Revenue Code. The plans actuarial valuation dates are September 30, 2000 and 1999.


                                                             December 31, 2000               December 31, 1999
                                                        ------------------------         --------------------------
                                                           Plan 1         Plan 2           Plan 1           Plan 2
                                                           ------         ------           ------           ------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at 9-30                              $ 2,579          $ 1,776          $ 2,610          $ 1,698
Service cost                                                143              170              155              160
Interest cost                                               193              131              182              117
Benefits paid                                               (37)            (119)             (65)             (75)
Actuarial gain (loss)                                        91               27              (79)              12
Change in assumptions                                      (115)             (69)            (224)            (136)
                                                        -------          -------          -------          -------
Benefit obligation at 9-30                              $ 2,854          $ 1,916          $ 2,579          $ 1,776
                                                        -------          -------          -------          -------

CHANGE IN PLAN ASSETS
Fair value of plan assets at 9-30                       $ 2,394          $ 1,758          $ 1,942          $ 1,433
Employer contributions                                       57               78              142               97
Employee contributions                                       33               54               35               47
Actual return on plan assets                                329              272              340              256
Benefits paid                                               (37)            (119)             (65)             (75)
                                                        -------          -------          -------          -------
Fair value of plan assets at 9-30                       $ 2,776          $ 2,043          $ 2,394          $ 1,758
                                                        -------          -------          -------          -------

Unfunded (funded) status                                $    78          $  (126)         $   185          $    18
Unrecognized net actuarial gain                             306              216              165               54
                                                        -------          -------          -------          -------
Accrued benefit cost                                    $   384          $    90          $   350          $    72
                                                        =======          =======          =======          =======

Weighted-average assumptions as of September 30:
Discount rate                                              7.75%            7.75%             7.5%             7.5%
Expected return on plan assets                              8.5%             8.5%             8.5%             8.5%
Rate of compensation increase                               3.0%             3.0%             3.0%             3.0%

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                143              169              155              160
Interest cost                                               193              131              182              117
Expected return on plan assets                             (208)            (154)            (175)            (127)
Recognized net actuarial loss                                --               --                4                4
Employee contributions                                      (37)             (50)             (39)             (41)
                                                        -------          -------          -------          -------
Net periodic benefit cost                               $    91          $    96          $   127          $   113
                                                        =======          =======          =======          =======

12.  SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK:

    The Company's ten largest customers accounted for approximately 50%, 49% and 50% of net sales for the years ended December 31, 2000, 1999 and 1998, respectively, and approximately 56%, 50% and 31% of accounts receivable at December 31, 2000, 1999 and 1998, respectively. The credit risk on trade receivables is controlled through credit approvals, limits and monitoring procedures. Sales to customers in excess of 10% of consolidated net revenues are as follows:


                                                            December 31,        December 31,     December 31
       Customer                                                 2000                1999             1998
                                                            ------------        ------------     -----------
       A.                                                   $ 19,604            $   24,514         $   22,187
       B.                                                         --                    --             19,940


    The Company maintains its cash accounts primarily with major financial institutions, and had bank balances at December 31, 2000 and1999 that exceeded FDIC insurance limits by $0 and $393, respectively.

13.  RESTRUCTURING CHARGE:

    In November 2000, the board of directors of the Company approved a restructuring plan designed to reduce costs and improve operating efficiencies. The plan involves the consolidation of two manufacturing facilities and the discontinuance of a product line. A restructuring charge of $496 primarily relates to severance and employee benefit costs and costs relating to the closure of the facility. The restructuring charge is included in cost of goods sold and selling, general and administrative of $397 and $99, respectively. In addition, the company recognized approximately $235 due to write downs of inventory as cost of goods sold as it relates to this board decision.

    At December 31, 2000, $269 of restructuring charges remained in accrued liabilities. The balance was comprised of $65 for the reduction of 56 employees and $204 for closure of the manufacturing facility.

14.  DISCONTINUED OPERATIONS:

    During September 1997, the Company adopted a plan to discontinue its Faulkner manufacturing division. A significant amount of the assets of the division were liquidated and the liabilities were settled during 2000 and 1999. Accordingly, Faulkner is reported as a discontinued operation for the years ended December 31, 2000, 1999 and 1998.

    Net sales from Faulkner were $0, $0 and $5,569 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Liabilities of the discontinued operations are $228, $662 and $1,290 at December 31, 2000, 1999 and 1998, respectively, which primarily consist of remaining warranty obligations.

    The recoveries on the disposal of Faulkner are $451, $428, and $0 at December 31, 2000, 1999 and 1998, respectively.

15.  CONTINGENCY:

    During September 1997, the Company made a decision to upgrade certain air conditioning units which were sold in previous years. In 1997 the Company's portion of the costs to complete the upgrade was estimated and accrued at $500. In 1998 the Company revised the estimate and accrued an additional $100. Management has an agreement with the vendor that supplied the component to bear a substantial portion of the total cost. At December 31, 2000, 1999 and 1998, the remaining accrued liability was $0, $99 and $212.

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

    On September 21, 1999 the Company entered into a letter of credit totaling $7,500 which obligates the Company to make payment in the event the judgment in the matter discussed in Note 16 is not stayed, vacated, reversed or paid.

16.  LITIGATION:

    On April 15, 1999, the jury in a case involving patent, trademark and trade dress infringement, Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998) awarded damages against Crispaire for patent infringement in an amount of $9,000. Crispaire provided a bank letter of credit to secure a stay of execution of the judgment and has filed an appeal. The appellate court heard the appeal during December 2000 and a decision is expected within nine months. Management of the Company believes that the current damages award was the result of legal and factual errors both by the judge and jury and that the ultimate result of its appeals process will be either a reversal or a significant reduction in its liability. The Company does not believe that the eventual resolution of the Bard Manufacturing litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity although, given the inherent risks of litigation, there can be no assurances in that regard.

    In addition to the claim that was previously described, the Company is a party to various other litigation matters incidental to the conduct of its business. Management does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

17.  DERIVATIVES:

    The Company entered into a three year interest rate cap agreement on April 7, 1998, which was terminated June 30, 2000, to reduce the impact of its floating rate debt. The agreement, based on a notional principal amount of $10,000, entitled the Company to receive payments on the last day of each quarter if the floating Libor rate exceeds the rate of 7.69% stated in the agreement. The payment amount was calculated at the actual Libor rate compared to the stated rate applied to the principal amount. For the periods ended December 31, 1999 and 1998, the floating Libor rate did not exceed the stated interest rate.

18.  SUBSEQUENT EVENT:

    On February 23, 2001 the board of directors consented to sell the assets and inventory associated with the discontinued product line (Note 13). The purchase price of $100 plus the net book value of inventory of the discontinued product line will be paid by a reduction in the principal amount of the PIK Notes (Note
1) held by Holdings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                     PART 3


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth certain information with respect to the persons who are members of the Board of Directors or executive officers of the Company.


Name                                        Age      Position
---------------------------                 ---      --------------------------------------------
Melvin L. Adams                             54       President and Chief Executive Officer, Director
Gregory G. Guinn                            52       President -- RV Products
Richard L. Schreck                          48       Chief Financial Officer, Secretary, Treasurer
Lonnie L. Snook                             65       Vice President -- RV Manufacturing and
                                                     Engineering
George D. Wyers                             68       Retired, former President -- Marvair, Director
Dean T. DuCray                              60       Director
Lawrence Jones                              69       Director
Thomas F. McWilliams                        57       Director
James A. Urry                               46       Director

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

    George D. Wyers. Mr. Wyers retired as President of the Marvair Division of Airxcel on October 31, 2000. Prior to the acquisition, he served as President and Chief Executive Officer of Marvair, a position he held since 1988. Prior to joining Marvair, Mr. Wyers spent twelve years as a General Manager of a leading air conditioning equipment distributor based in Dallas, Texas.

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

COMPENSATION OF EXECUTIVE OFFICERS

    The compensation of executive officers of the Company is determined by the Board of Directors of the Company. The following table sets forth information concerning compensation received by the five most highly compensated officers of the Company for services rendered in the fiscal year ended December 31, 2000.


                                             SUMMARY COMPENSATION TABLE

                                                                                                 Long-Term Compensation
                                                                                                 ----------------------
                                                      Annual Compensation                      Options/    LTIP      All Other
Name and Principal Position                       Year      Salary          Bonus              SAR(#)     Payouts  Compensation(1)
---------------------------                       ----      ------          -----              ------     -------  ---------------
Melvin L. Adams                                   2000    $250,008        $ 87,280              --         --      $ 15,845
President and Chief Executive Officer             1999     244,174          50,000              --         --        14,181
                                                  1998     215,004          55,052              --         --        12,604

Gregory G. Guinn                                  2000     162,500         109,965              --         --        11,174
President - RVP                                   1999     145,834          95,700              --         --         8,818
                                                  1998     120,838           2,350              --         --         8,091

Richard L. Schreck                                2000     162,500          52,158              --         --        10,574
Chief Financial Officer, Secretary and            1999     145,834          30,000              --         --         9,773
    Treasurer                                     1998     120,838          27,350              --         --         9,221

Lonnie L. Snook                                   2000     140,004          80,614              --         --        11,819
Vice President -- RVP Manufacturing               1999     137,504          87,696              --         --         9,602
    and Engineering                               1998     120,838           2,350              --         --         8,431

George D. Wyers                                   2000     183,084          12,057              --         --         1,854
Retired, former President - Marvair               1999     203,859           9,947              --         --         1,880
    division                                      1998     203,859              --              --         --            --

---------
(1) The named officers have participated in the Company's profit sharing, 401(k) match, deferred compensation and excess benefit programs. The aggregate payments made by the Company pursuant to such programs are listed as All Other Compensation.

EMPLOYMENT AGREEMENTS

    In connection with the Marvair Acquisition, the Company entered into employment agreements with Mr. Shuford and Mr. Wyers on November 10, 1997. Each agreement is for a term that expired on October 31, 2000. Mr. Shuford's base salary is $103,896 per year. Mr. Wyers' base salary is $200,000 per year. An employment agreement with Mr. Sellers, also entered into on November 10, 1997, has since been terminated by mutual agreement and Mr. Sellers is no longer employed by the Company. Each employee is eligible for an annual performance bonus. Each agreement contains a nonsolicitation provision, and Mr. Wyers' agreement contains a noncompetition provision.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the Company's issued and outstanding capital stock is owned by Holdings. The following table sets forth certain information with respect to the common and preferred equity interests of Holdings.

                                                           Common Stock       Percentage of      Aggregate
                                                           Beneficially          Common           Voting
Name of Beneficial Owner                                      Owned             Stock             Power
------------------------                                   ------------       ------------     ------------
Citicorp Venture Capital, Ltd.("CVC") (1)                    901,029.05        58.35(2)           40.25%
    399 Park Avenue
    New York, New York 10043
Melvin L. Adams                                              141,637.30            9.17           13.23%
George D. Wyers                                              138,331.53            8.96           12.92%
Gregory G. Guinn                                              76,348.75            4.94            7.13%
Richard L. Schreck                                            76,348.75            4.94            7.13%
Lonnie L. Snook                                               61,533.75            3.98            5.75%
All directors and executive officers as a group
    (9 persons, including those named above)                 512,324.24           33.18           47.84%

----------
(1) Includes shares held by employees and affiliates of CVC.

(2) Includes shares of (i) voting Class A Common Stock representing 40.46% of outstanding voting Class A Common Stock and (ii) non-voting Class B Common Stock.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Part 2, Item 8:

                                                                              Page
Report of Independent Accountants                                              14
Consolidated Balance Sheets - December 31, 2000 and 1999                       15
Consolidated Statements of Operations - Years ended
   December 31, 2000, 1999, and 1998                                           16
Consolidated Statements of Changes in Stockholder's Equity (Deficiency)
   Years ended December 31, 2000, 1999, and 1998                               17
Consolidated Statements of Cash Flows - Years ended
   December 31, 2000, 1999, and 1998                                           18
Notes to Consolidated Financial Statements                                     20

(a)(2) The following financial statement schedules are included in Item 14, Part IV of this report.

    Schedule II - Valuation and Qualifying Accounts

    Other financial statement schedules are omitted either because of the absence of the conditions under which they are required or because the required information is contained in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

       None

(c) Exhibits


    Exhibit Number         Description
    --------------         -----------------------------------------------------------------------
          10.1             Asset Purchase Agreement among Crispaire Corporation and Airxcel, Inc.
                           and Airxcel Holdings, Inc. dated October 17, 1997 (incorporated by reference to Exhibit 1 to the Company's Annual Report on Form 10-K for
                           the year ended December, 31, 1999).

          10.2             Stock Purchase Agreement among William S. Karol and Airxcel, Inc.
                           Dated March 17, 1998 (incorporated by reference to
                           Exhibit 2 to the Company's Annual Report on Form 10-K
                           for the year ended December, 31, 1999).

          27.1             Financial data schedule.


                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                               Additions
                                                      --------------------------
                                                                 Allowance
                                     Balance at                     at                             Balance at
                                     Beginning     Charged to     Acquisition        (1)            End of
Description                           of Year       Expense       Accounts       Deductions          Year
-----------------                    -----------   ---------     ----------      ----------     --------------
Allowance for Doubtful Accounts
    Year ended December 31,
        2000                        $   490        $   271         $     --       $  (446)        $   315
        1999                            478            398               --          (386)            490
        1998                            364            297              100          (283)            478

Allowance for Discounts
    Year ended December 31,
        2000                        $   103        $ 1,897         $     --       $(1,890)        $   110
        1999                             52          1,440               --        (1,389)            103
        1998                             52          1,225               --        (1,225)             52

-----------
(1)    Deduction for purposes for which reserve was created.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Airxcel, Inc.

March 5, 2001                                  /s/ Melvin L. Adams
-------------                                  -------------------
Date                                           Melvin L. Adams
                                               President and Chief Executive Officer


March 5, 2001                                  /s/ Richard L. Schreck
-------------                                  ----------------------
Date                                           Richard L. Schreck
                                               Secretary/Treasurer and Chief Financial
                                               Officer


March 5, 2001                                  /s/ Lawrence Jones
-------------                                  ------------------
Date                                           Lawrence Jones
                                               Director


March 5, 2001                                  /s/ Dean T. DuCray
-------------                                  ------------------
Date                                           Dean T. DuCray
                                               Director


March 5, 2001                                  /s/ James A. Urry
-------------                                  -----------------
Date                                           James A. Urry
                                               Director


March 5, 2001                                  /s/ Thomas F. McWilliams
-------------                                  ------------------------
Date                                           Thomas F. McWilliams
                                               Director


March 5, 2001                                  /s/ George D. Wyers
-------------                                  -------------------
Date                                           George D. Wyers

                                               Director