Form 10-Q
period 2001-03-31
AIRXCEL INC
filed 2001-05-09
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. YES XX   NO ______


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                1,000 shares of Common Stock as of March 31, 2001

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                          March 31, 2001         December 31, 2000
                                                                          --------------         -----------------
                                                                           (Unaudited)               (Note 1)
ASSETS
Current Assets:
   Cash and cash equivalents                                           $              221     $                 172
   Accounts receivable, net                                                        17,547                    14,728
   Inventories                                                                     26,319                    26,524
   Other current assets                                                             2,450                     3,703
                                                                       ------------------     ---------------------
       Total current assets                                                        46,537                    45,127
                                                                       ------------------     ---------------------
Property, plant and equipment, net                                                 17,385                    17,980
Loan financing costs, net                                                           2,703                     2,805
Non-compete agreements, net                                                          - -                         76
Other identifiable intangible assets, net                                          27,972                    28,455
Goodwill, net                                                                      22,378                    22,517
                                                                       ------------------     ---------------------
       Total assets                                                    $          116,975     $             116,960
                                                                       ==================     =====================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current Liabilities:
   Current portion of long-term debt                                   $              141     $                 142
   Cash overdraft                                                                   2,987                       402
   Accounts payable                                                                 8,225                     9,926
   Accrued interest                                                                 3,771                     1,405
   Accrued expenses and other current liabilities                                   9,236                    14,698
                                                                       ------------------     ---------------------
       Total current liabilities                                                   24,360                    26,573
                                                                       ------------------     ---------------------
Long-term debt, net of current maturities                                         104,394                   107,196
Deferred income taxes                                                               3,710                     1,791

Minority interest                                                                     477                       509
Commitments and contingencies                                                         ---                       ---

Stockholder's equity (deficiency):
   Common Stock                                                                         1                         1
   Additional paid-in capital                                                      26,946                    26,946
   Accumulated deficit                                                            (42,913)                  (46,056)
                                                                       -------------------    ----------------------
       Total stockholder's equity (deficiency)                                    (15,966)                  (19,109)
                                                                       -------------------    ----------------------
       Total liabilities and stockholder's equity (deficiency)         $          116,975     $             116,960
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

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                               THREE MONTHS ENDED


                                                                  March 31, 2001            March 31, 2000
                                                                  --------------            --------------
Net sales                                                         $       38,072             $      47,773
Cost of sales                                                             30,050                    37,760
                                                                  --------------             -------------
     Gross profit                                                          8,022                    10,013
Selling, general and administrative expense                                4,940                     5,204
Accrued litigation (income) expense                                       (5,049)                      100
                                                                  ---------------            -------------
       Income from operations                                              8,131                     4,709
Interest expense, net                                                      3,002                     3,007
Minority interest                                                            (32)                     - -
Other expense, net                                                            12                        10
                                                                  --------------             -------------

       Income before income tax expense                                    5,149                     1,692
Income tax expense                                                         2,006                       688
                                                                  --------------             -------------

Net income                                                        $        3,143             $       1,004
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

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                               THREE MONTHS ENDED


                                                                            March 31, 2001           March 31, 2000
                                                                            --------------           --------------
Cash flows from operating activities:
   Net income                                                                $      3,143              $      1,004
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                1,521                     1,460
       Amortization of financing costs                                                107                       150
       Deferred income taxes                                                        1,919                      - -
       Provision for bad debt                                                          95                       170
       (Gain) loss on sale of fixed assets                                            (27)                        8
       Minority interest in earnings of subsidiaries                                  (32)                     - -
       Changes in assets and liabilities:
         Accounts receivable                                                       (2,919)                   (6,361)
         Inventories                                                                  205                   (540)
         Other assets                                                               1,253                      (165)
         Accounts payable                                                          (1,711)                    5,638
         Accrued expenses and other liabilities                                    (3,094)                    1,944
                                                                             -------------             ------------
           Net cash provided by operating activities                                  460                     3,308
                                                                             ------------              ------------

Cash flows from investing activities:
   Proceeds from sale of fixed assets                                                 100                      - -
   Capital expenditures                                                              (277)                   (1,002)
   Patent acquisition cost                                                             (2)                     - -
                                                                             -------------             ------------
              Net cash used in investing activities                                  (179)                   (1,002)
                                                                             -------------             -------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                    33,354                    39,523
   Principal payments on long-term debt                                           (36,166)                  (43,013)
   Cash overdraft                                                                   2,585                     1,128
   Financing cost incurred                                                             (5)                     - -
                                                                             -------------             ------------
           Net cash used in financing activities                                     (232)                   (2,362)
                                                                             -------------             -------------

           Net increase (decrease) in cash and cash equivalents                        49                       (56)
  Cash and cash equivalents, beginning of period                                      172                       125
                                                                             ------------              ------------
  Cash and cash equivalents, end of period                                   $        221              $         69
                                                                             ============              ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                                  AIRXCEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

1.   BASIS OF PRESENTATION:

     The accompanying interim consolidated financial statements have not been audited but reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes therein for the fiscal year ended December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 7, 2001. The results of operations for any interim period are not necessarily indicative of results for the full year or for any quarter.

2.   ORGANIZATION AND BUSINESS:

     Airxcel, Inc. (the "Company") is a wholly-owned subsidiary of Airxcel Holdings Corporation (Holdings); formerly known as RV Holdings Corporation. The Company is a diversified designer, manufacturer and marketer of air conditioners, furnaces, water heaters, cooking appliances and low- voltage compressor refrigerators for the recreation vehicle industry, and wall mount air conditioners, ECUs and heat pumps for the heating, ventilating and air conditioning industry in the United States, Canada and certain international markets. The recreation vehicle industry is supplied by its RV Products division, Suburban Manufacturing Company and Insta Freeze while the heating, ventilating and air conditioning industry is supplied by the Marvair division. Due to the similarities of the economic characteristics, production processes, customers, distribution methods and regulatory environment of the company's products, the Company is managed, operated and reported as one segment.

3.     RECLASSIFICATIONS

   The Company has made certain reclassifications to the condensed consolidated statements of operations for the three months ended March 31, 2000 to conform to the current year presentation.

4.   LONG-LIVED ASSETS:

   At each balance sheet date, the company assesses long-lived assets, including intangibles for impairment by comparing the carrying value to future undiscounted future cash flows. To the extent that there is impairment, analysis is performed based on several criteria including revenue trends and other operating factors to determine the impairment amount. In addition, a determination is made by management to ascertain whether goodwill has been impaired. If the review indicates that goodwill is not recoverable, the company would recognize an impairment loss. Under these methods, no impairment adjustments to goodwill, other intangibles or other long-lived assets were made during the three months ended March 31, 2001 and 2000.

5.   INVENTORIES:

     Inventories, excluding that associated with discontinued operations consists of the following:

                                                               March 31, 2001                 December 31, 2000
                                                               --------------                 -----------------

           Raw Materials                                        $      11,829                    $      12,323
           Work-in-process                                             2,584                             2,343
           Finished goods                                              11,906                           11,858
                                                                -------------                    -------------
                                                                $      26,319                    $      26,524
                                                                =============                    =============

6.   DEBT:

     The Company maintains a Credit Facility with a Bank which permits borrowings at interest rates based on either the bank's base rate or LIBOR. The total commitment under the credit facility is $31,000. Under the Credit Facility the Company is required to maintain compliance with a fixed charge coverage ratio and maintain a minimum effective capital balance. The credit facility is collateralized by accounts receivable, equipment, general intangibles, inventory, and investment property.

7.   INCOME TAXES:

     Total taxes differ from the statutory rate due primarily to nondeductible goodwill amortization and state income taxes.

8.   CONTINGENCY:

     On July 9, 1999 the Company entered into a letter of credit totaling $1,250 which obligates the Company to make payment in the event of a default on a contract with a customer. On September 19, 2000 the letter of credit was amended which reduced the obligation to $100. Management does not expect any material losses to result from this off-balance sheet instrument because performance is not expected to be required.

9.   LITIGATION:

   On April 15, 1999, the jury in a case involving patent, trademark and trade dress infringement, Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998) awarded damages against Crispaire for patent infringement in an amount of $9,000. An appeal was filed from the judgment and has been pending. The matter has now been settled and all related legal proceedings will be dismissed. Although the terms of the settlement are confidential, previous accruals exceed any payments made, and there will be no additional charges or accruals as a result of the settlement. The settlement does not require any change in the product offerings of the company.

   The Company is a party to various other litigation matters incidental to the conduct of its business. Management does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

10.    RESTRUCTURING CHARGE:

   In November 2000, the board of directors of the Company approved a restructuring plan designed to reduce costs and improve operating efficiencies. The plan involved the consolidation of two manufacturing facilities and the discontinuance of a product line. A restructuring charge relating to severance and employee benefit costs and costs relating to the closure of the facility was recorded at that time. At March 31, 2001 $26 of restructuring charges remained in accrued liabilities. The balance was comprised of $12 for reduction of 56 employees and $14 for closure of the manufacturing facility.

11.    RELATED PARTY TRANSACTIONS:

   On March 5, 2001 the Company sold the inventory at carrying value and the assets associated with a discontinued product line (Note 10) to a related party. The purchase price of $300 was paid by a reduction in the principal amount of the PIK Notes held by the related party.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

   Net sales. Net sales decreased 20.3% from $47.8 million in 2000 to $38.1 million in 2001. Net sales in both the RV and school district industries have decreased in comparison to the same period of 2000 which the Company believes is a result of the adverse macroeconomic environment.

   Gross Profit. Gross profit decreased 20.0% from $10.0 million (21% of net sales) in 2000 to $8.0 million (21% of net sales) in 2001. The decrease was principally due to the decreased sales volume.

   Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense decreased 5.8% from $5.2 million in 2000 (11% of net sales) to $4.9 million in 2001 (13% of net sales), primarily due to reduced commissions and cost reductions in response to the decline in net sales.

   Accrued litigation expense. Accrued litigation expense decreased as a result of the settlement of the litigation discussed in Note 9 of the notes to the condensed consolidated financial statements.

   Interest expense. Interest expense remained constant at $3.0 million in 2000 as compared to the corresponding quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

   For the three (3) months ended March 31, 2001, the Company generated $.5 million in net cash flow from operating activities compared to $3.3 million for the comparable period in 2000, primarily as a result of increased revenues offset by decreased accounts payable and accrued expenses and other liabilities. The Company's principal uses of cash during the three months ended March 31, 2001 were for capital expenditures of $.3 million which reflects the normal replacement of machinery and equipment.

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


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk on variable rate financial instruments: The Company maintains a $31 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the credit facility at an average interest rate of 8.8% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $140,000 annually.

   Market risk on fixed-rate financial instruments: Included in long-term debt are $90 million of 11% Senior Subordinated Notes due 2007. Increases in market interest rates would generally cause a decrease in the fair market value of the Notes and a decrease in market interest rates would generally cause an increase in fair value of the Notes.

                           PART 2 - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

   On April 15, 1999, the jury in a case involving patent, trademark and trade dress infringement, Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998) awarded damages against Crispaire for patent infringement in an amount of $9,000. An appeal was filed from the judgment and has been pending. The matter has now been settled and all related legal proceedings will be dismissed. Although the terms of the settlement are confidential, previous accruals exceed any payments made, and there will be no additional charges or accruals as a result of the settlement. The settlement does not require any change in the product offerings of the company.

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

        5-7-01                       /s/ Melvin L. Adams
-------------------------------      ---------------------------------
         Date                             Melvin L. Adams
                                          President and Chief Executive Officer

        5-7-01                       /s/ Richard L. Schreck
-------------------------------      ---------------------------------
         Date                             Richard L. Schreck
                                          Secretary/Treasurer and
                                          Chief Financial Officer