Form 10-Q
period 2001-06-30
AIRXCEL INC
filed 2001-08-13
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                1,000 shares of Common Stock as of June 30, 2001

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                  June 30, 2001   December 31, 2000
                                                                  -------------   -----------------
                                                                   (Unaudited)        (Note 1)
ASSETS
Current Assets:

   Cash and cash equivalents                                        $     197       $     172
   Accounts receivable, net                                            18,161          14,728
   Inventories                                                         23,371          26,524
   Other current assets                                                 2,321           3,703
                                                                    ---------       ---------
       Total current assets                                            44,050          45,127
                                                                    ---------       ---------
Property, plant and equipment, net                                     17,350          17,980
Loan financing costs, net                                               2,604           2,805
Non-compete agreements, net                                                --              76
Other identifiable intangible assets, net                              27,512          28,455
Goodwill, net                                                          22,189          22,517
                                                                    ---------       ---------
       Total assets                                                 $ 113,705       $ 116,960
                                                                    =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current Liabilities:

   Current portion of long-term debt                                $     147       $     142
   Cash overdraft                                                       2,012             402
   Accounts payable                                                     8,749           9,926
   Accrued interest                                                     1,362           1,405
   Accrued expenses and other current liabilities                       6,445          14,698
                                                                    ---------       ---------
       Total current liabilities                                       18,715          26,573
                                                                    ---------       ---------
Long-term debt, net of current maturities                             106,319         107,196
Deferred income taxes                                                   3,710           1,791

Minority interest                                                         441             509
Commitments and contingencies                                              --              --

Stockholder's equity (deficiency):
   Common Stock                                                             1               1
   Additional paid-in capital                                          26,946          26,946
   Accumulated deficit                                                (42,427)        (46,056)
                                                                    ---------       ---------
       Total stockholder's equity (deficiency)                        (15,480)        (19,109)
                                                                    ---------       ---------
       Total liabilities and stockholder's equity (deficiency)      $ 113,705       $ 116,960
                                                                    =========       =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             Three Months Ended           Six Months Ended
                                                                  June 30,                    June 30,
                                                         -----------------------      -----------------------
                                                           2001           2000          2001           2000
                                                         --------       --------      --------       --------
Net sales                                                $ 41,804       $ 49,971      $ 79,877       $ 97,744
Cost of sales                                              33,201         40,171        63,251         77,931
                                                         --------       --------      --------       --------
   Gross profit                                             8,603          9,800        16,626         19,813
Selling, general and administrative expense                 4,856          5,044         9,797         10,248
Accrued litigation (income) expense                         - - -            150        (5,049)           250
                                                         --------       --------      --------       --------
   Income from operations                                   3,747          4,606        11,878          9,315
Interest expense, net                                       2,897          2,962         5,899          5,969
Minority interest                                             (36)         - - -           (68)         - - -
Other expense, net                                             26             24            38             34
                                                         --------       --------      --------       --------

   Income before income tax expense
     and extraordinary item                                   860          1,620         6,009          3,312
Income tax expense                                            373            664         2,379          1,352
                                                         --------       --------      --------       --------

   Income before extraordinary item                           487            956         3,630          1,960

Extraordinary loss on early extinguishment of debt,
   less applicable income tax benefit of $299               - - -            489         - - -            489
                                                         --------       --------      --------       --------

     Net income                                          $    487       $    467      $  3,630       $  1,471
                                                         ========       ========      ========       ========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                SIX MONTHS ENDED

                                                             June 30, 2001   June 30, 2000
                                                             -------------   -------------
Cash flows from operating activities:

   Net income                                                  $   3,630       $   1,471
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                               2,760           2,920
       Amortization of financing costs                               215             300
       Deferred income taxes                                       1,919           - - -
       Provision for bad debt                                        122             252
       Gain (loss) on sale of assets                                 (27)              8
       Minority interest in earnings of subsidiaries                 (68)          - - -
       Extraordinary loss on early extinguishment of debt          - - -             489
       Changes in assets and liabilities:
         Accounts receivable                                      (3,260)         (6,409)
         Inventories                                               3,153          (2,750)
         Other assets                                              1,082             537
         Accounts payable                                         (1,185)          3,944
         Accrued expenses and other liabilities                   (8,298)           (667)
                                                               ---------       ---------
           Net cash provided by operating activities                  43              95
                                                               ---------       ---------

Cash flows from investing activities:

   Proceeds from sale of assets                                      100           - - -
   Capital expenditures                                             (836)         (1,481)
                                                               ---------       ---------
           Net cash used in investing activities                    (736)         (1,481)
                                                               ---------       ---------

Cash flows from financing activities:

   Proceeds from long-term debt                                   74,344         114,125
   Principal payments on long-term debt                          (75,223)       (112,164)
   Financing costs incurred                                          (14)           (190)
   Cash overdraft                                                  1,611            (385)
                                                               ---------       ---------
           Net cash provided by financing activities                 718           1,386
                                                               ---------       ---------

           Net increase in cash and cash equivalents                  25           - - -
  Cash and cash equivalents, beginning of period                     172             125
                                                               ---------       ---------
  Cash and cash equivalents, end of period                     $     197       $     125
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

2.       ORGANIZATION AND BUSINESS:

         Airxcel, Inc. (the "Company") is a wholly-owned subsidiary of Airxcel Holdings Corporation (Holdings); formerly known as RV Holdings Corporation. The Company is a diversified designer, manufacturer and marketer of air conditioners, furnaces, water heaters, cooking appliances and low-voltage compressor refrigerators for the recreation vehicle industry, and wall mount air conditioners, ECUs and heat pumps for the heating, ventilating and air conditioning industry in the United States, Canada and certain international markets. The recreation vehicle industry is supplied by its RV Products Division, Suburban Manufacturing Company and Insta Freeze while the heating, ventilating and air conditioning industry is supplied by the Marvair division, formerly Crispaire division. Due to the similarities of the economic characteristics, production processes, customers, distribution methods and regulatory environment of the company's products, the Company is managed, operated and reported as one segment.

3.       RECLASSIFICATIONS

         The Company has made certain reclassifications to the condensed consolidated statements of operations for the three months and the six months ended June 30, 2000 to conform to the current year presentation.

4.       LONG-LIVED ASSETS:

         At year end, the company assesses long-lived assets, including intangibles for impairment by comparing the carrying value to future undiscounted future cash flows. To the extent that there is impairment, analysis is performed based on several criteria including revenue trends and other operating factors to determine the impairment amount. In addition, a determination is made by management to ascertain whether goodwill has been impaired. If the review indicates that goodwill is not recoverable, the company would recognize an impairment loss.

5.       INVENTORIES:

         Inventories consist of the following:

                             June 30, 2001  December 31, 2000
                             -------------  -----------------
           Raw Materials        $11,162         $12,323
           Work-in-process        2,602           2,343
           Finished goods         9,607          11,858
                                -------         -------
                                $23,371         $26,524
                                =======         =======

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

8.       CONTINGENCIES:

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

9.       LITIGATION:

         On April 15, 1999, the jury in a case involving patent, trademark and trade dress infringement, Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998) awarded damages against Crispaire for patent infringement in an amount of $9,000. An appeal was filed from the judgement and has been pending. The matter has now been settled and all related legal proceedings have been dismissed. Although the terms of the settlement are confidential, previous accruals exceed any payments made, and there will be no additional charges or accruals as a result of the settlement. The settlement does not require any change in the product offerings of the Company.

         The Company is a party to various other litigation matters incidental to the conduct of its business. Management does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

10.      RESTRUCTURING CHARGE:

         In November 2000, the board of directors of the Company approved a restructuring plan designed to reduce costs and improve operating efficiencies. The plan involved the consolidation of two manufacturing facilities and the discontinuance of a product line. A restructuring charge relating to severance and employee benefit costs and costs relating to the closure of the facility was recorded at that time. At June 30, 2001, no restructuring charges remained in accrued liabilities.

11.      RELATED PARTY TRANSACTIONS:

         On March 5, 2001 the Company sold the inventory at carrying value and the assets associated with a discontinued product line (Note 10) to a related party. The purchase price of $300 was paid by a reduction in the principal amount of the PIK Notes held by the related party.

12.      RECENT ACCOUNTING PRONOUNCEMENTS:

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the accounting and reporting for business combinations and requires that all business combinations be accounted for using one method, the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and contains certain transition provisions, effective for the Company beginning January 1, 2002, that apply to purchase method business combinations for which the acquisition date was before July 1, 2001. SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets acquired in a business combination after they have been initially recognized in the financial statements, eliminates amortization of goodwill, and requires that goodwill be tested for impairment at least annually. SFAS No. 142 is effective for the Company beginning January 1, 2002. The Company has not assessed the impact of any impairment testing required by SFAS No. 142 and is currently evaluating the full impact that adopting SFAS Nos. 141 and 142 will have on its consolidated financial position and results of operations.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net sales. Net sales decreased 16.4% from $50.0 million to $41.8 million in the quarter ended June 30, 2001 as compared to the corresponding quarter of 2000. For the six months ended June 30, 2001 net sales decreased 18.2% from $97.7 million to $79.9 million in the same six months of 2000. For the quarter and six months ended June 30, 2001 net sales decreased in comparison to the same period of 2000 which the Company believes is a result of the adverse macroeconomic environment.

         Gross Profit. Gross profit decreased 12.2% from $9.8 million (20% of net sales) to $8.6 million (21% of net sales) in the quarter ended June 30, 2001 as compared to the corresponding quarter of 2000. For the six months ended June 30, 2001 gross profit decreased 16.2% from $19.8 million (20% of net sales) to $16.6 million (21% of net sales) in the same six months of 2000. The decrease was principally due to the decreased sales volume.

         Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense decreased 2.0% from $5.0 million (10% of net sales) to $4.9 million (12% of net sales) in the quarter ended June 30, 2001 as compared to the corresponding quarter of 2000. For the six months ended June 30, 2001 selling, general and administrative expense decreased 3.9% from $10.2 million (10% of net sales) to $9.8 million (12% of net sales) in the same six months as 2000. The decrease was primarily due to cost reductions in response to the decline in net sales.

         Accrued litigation (income) expense. Accrued litigation expense decreased as a result of the settlement of the litigation described in Note 9 of the notes to the condensed consolidated financial statements.

         Interest expense. Interest expense decreased from $3.0 million to $2.9 million in the quarter ended June 30, 2001 as compared to the corresponding quarter of 2000 and decreased from $6.0 million to $5.9 million in the six months ended June 30, 2001. Interest expense decreased during the quarter and six months ended June 30, 2001 primarily due to reductions in average long-term borrowings outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         For the six (6) months ended June 30, 2001, the Company's net cash flow from operating activities remained consistent with the corresponding period of 2000. Capital expenditures totaled $.8 million for the six months ended June 30, 2001, compared to $1.5 million for the same period in 2000.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk on variable rate financial instruments: The Company maintains a $31 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the credit facility at an average interest rate of 8.4% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $160,000 annually.

         Market risk on fixed-rate financial instruments: Included in long-term debt are $90 million of 11% Senior Subordinated Notes due 2007. Increases in market interest rates would generally cause a decrease in the fair market value of the Notes and a decrease in market interest rates would generally cause an increase in fair value of the Notes.

                           PART 2 - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         On April 15, 1999, the jury in a case involving patent, trademark and trade dress infringement, Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998) awarded damages against Crispaire for patent infringement in an amount of $9,000,000. An appeal was filed from the judgement and has been pending. The matter has now been settled and all related legal proceedings have been dismissed. Although the terms of the settlement are confidential, previous accruals exceed any payments made, and there will be no additional charges or accruals as a result of the settlement. The settlement does not require any change in the product offerings of the Company.

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

                                          Airxcel, Inc.

August 10, 2001                   /s/ Melvin L. Adams
------------------------          -------------------------------
         Date                             Melvin L. Adams
                                          President and Chief Executive Officer
August 10, 2001                   /s/ Richard L. Schreck
------------------------          -------------------------------
         Date                             Richard L. Schreck
                                          Secretary/Treasurer and
                                          Chief Financial Officer