Form 10-Q
period 2001-09-30
AIRXCEL INC
filed 2001-11-08
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

              1,000 shares of Common Stock as of September 30, 2001

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          September 30, 2001           December 31, 2000
                                                                              -----------                 -----------
                                                                              (Unaudited)                   (Note 1)
ASSETS
Current Assets:
   Cash and cash equivalents                                                  $       190                 $       172
   Accounts receivable, net                                                        16,633                      14,728
   Inventories                                                                     21,149                      26,524
   Other current assets                                                             2,132                       3,703
                                                                              -----------                 -----------
       Total current assets                                                        40,104                      45,127
                                                                              -----------                 -----------
Property, plant and equipment, net                                                 17,557                      17,980
Loan financing costs, net                                                           2,497                       2,805
Non-compete agreements, net                                                            --                          76
Other identifiable intangible assets, net                                          27,046                      28,455
Goodwill, net                                                                      22,031                      22,517
                                                                              -----------                 -----------
       Total assets                                                           $   109,235                 $   116,960
                                                                              ===========                 ===========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current Liabilities:
   Current portion of long-term debt                                          $       147                 $       142
   Cash overdraft                                                                   1,858                         402
   Accounts payable                                                                 7,526                       9,926
   Accrued interest                                                                 1,944                       1,405
   Accrued expenses and other current liabilities                                   8,158                      14,698
                                                                              -----------                 -----------
       Total current liabilities                                                   19,633                      26,573
                                                                              -----------                 -----------
Long-term debt, net of current maturities                                         101,283                     107,196
Deferred income taxes                                                               3,710                       1,791

Minority interest                                                                     403                         509
Commitments and contingencies                                                          --                          --

Stockholder's equity (deficiency):
   Common Stock                                                                         1                           1
   Additional paid-in capital                                                      26,946                      26,946
   Accumulated deficit                                                            (42,741)                    (46,056)
                                                                              -----------                 -----------
       Total stockholder's equity (deficiency)                                    (15,794)                    (19,109)
                                                                              -----------                 -----------
       Total liabilities and stockholder's equity (deficiency)                $   109,235                 $   116,960
                                                                              ===========                 ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                Three Months Ended                Nine Months Ended
                                                                   September 30,                     September 30,
                                                           ---------------------------        ---------------------------
                                                              2001             2000             2001              2000
                                                           ---------         ---------        ---------         ---------
Net sales                                                  $  37,401         $  42,557        $ 117,278         $ 138,934
Cost of sales                                                 30,723            34,743           93,974           111,307
                                                           ---------         ---------        ---------         ---------
   Gross profit                                                6,678             7,814           23,304            27,627
Selling, general and administrative expense                    4,290             4,561           14,087            14,809
Accrued litigation (income) expense                               --               150           (5,049)              400
                                                           ---------         ---------        ---------         ---------
   Income from operations                                      2,388             3,103           14,266            12,418
Interest expense, net                                          2,858             2,954            8,757             8,923
Minority interest                                                (37)               --             (105)               --
Other (income) expense, net                                       (3)               11               35                45
                                                           ---------         ---------        ---------         ---------

   Income (loss) before income tax expense
     and extraordinary item                                     (430)              138            5,579             3,450
Income tax expense (benefit)                                    (115)              101            2,264             1,453
                                                           ---------         ---------        ---------         ---------

   Income (loss) before extraordinary item                      (315)               37            3,315             1,997

Extraordinary loss on early extinguishment of debt,
   less applicable income tax benefit of $299                     --                --               --               489
                                                           ---------         ---------        ---------         ---------

     Net income (loss)                                     $    (315)        $      37        $   3,315         $   1,508
                                                           =========         =========        =========         =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                NINE MONTHS ENDED

                                                                     September 30, 2001           September 30, 2000
                                                                         -----------                 -----------
Cash flows from operating activities:
   Net income                                                            $     3,315                 $     1,508
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                           3,997                       4,387
       Amortization of financing costs                                           324                         404
       Deferred income taxes                                                   1,919                          --
       Provision for bad debt                                                     43                         285
       Gain (loss) on sale of assets                                             (27)                         26
       Minority interest in earnings of subsidiaries                            (105)                         --
       Extraordinary loss on early extinguishment of debt                         --                         489
       Changes in assets and liabilities:
         Accounts receivable                                                  (1,652)                     (2,540)
         Inventories                                                           5,375                      (1,432)
         Other assets                                                          1,271                        (214)
         Accounts payable                                                     (2,407)                      2,320
         Accrued expenses and other liabilities                               (6,002)                      1,407
                                                                         -----------                 -----------
           Net cash provided by operating activities                           6,051                       6,640
                                                                         -----------                 -----------

Cash flows from investing activities:

   Proceeds from sale of assets                                                  100                           3
   Capital expenditures                                                       (1,634)                     (2,420)
   Acquisition of patent                                                          (6)                         --
   Acquisition of license agreement                                               --                        (400)
                                                                         -----------                 -----------
           Net cash used in investing activities                              (1,540)                     (2,817)
                                                                         -----------                 -----------

Cash flows from financing activities:

   Proceeds from long-term debt                                              107,838                     151,404
   Principal payments on long-term debt                                     (113,754)                   (154,797)
   Financing costs incurred                                                      (16)                       (306)
   Cash overdraft                                                              1,439                       1,042
                                                                         -----------                 -----------
           Net cash used in financing activities                              (4,493)                     (2,657)
                                                                         -----------                 -----------

           Net increase in cash and cash equivalents                              18                       1,166
  Cash and cash equivalents, beginning of period                                 172                         125
                                                                         -----------                 -----------
  Cash and cash equivalents, end of period                               $       190                 $     1,291
                                                                         ===========                 ===========



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

3.     RECLASSIFICATIONS

     The Company has made certain reclassifications to the condensed consolidated statements of operations for the three months and the nine months ended September 30, 2000 to conform to the current year presentation.

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

5.   INVENTORIES:

     Inventories consist of the following:

                                                           September 30, 2001                December 31, 2000
                                                           ------------------                -----------------
           Raw Materials                                        $      9,217                     $      12,323
           Work-in-process                                             2,707                             2,343
           Finished goods                                              9,225                            11,858
                                                                -------------                    -------------
                                                                $      21,149                    $      26,524
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

10.    RESTRUCTURING CHARGE:

   In November 2000, the board of directors of the Company approved a restructuring plan designed to reduce costs and improve operating efficiencies. The plan involved the consolidation of two manufacturing facilities and the discontinuance of a product line. A restructuring charge relating to severance and employee benefit costs and costs relating to the closure of the facility was recorded at that time. At June 30, 2001, the restructure was complete and no restructuring charges remained in accrued liabilities.

11.    RELATED PARTY TRANSACTIONS:

   On March 5, 2001 the Company sold the inventory at carrying value and the assets associated with a discontinued product line (Note 10) to a related party. The purchase price of $300 was paid by a reduction in the principal amount of the PIK Notes held by the related party.

12.  NEW ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 addresses the accounting and reporting for business combinations and requires that all business combinations be accounted for using one method, the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and contains certain transition provisions, effective for the Company beginning January 1, 2002, that apply to purchase method business combinations for which the acquisition date was before July 1, 2001. The Company is currently evaluating the full impact that adopting SFAS No. 141 will have on its consolidated financial position and results of operations.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets acquired in a business combination after they have been initially recognized in the financial statements, eliminates amortization of goodwill, and requires that goodwill be tested for impairment at least annually. SFAS No. 142 is effective for the Company beginning January 1, 2002. The Company has not assessed the impact of any impairment testing required by SFAS No. 142 and is currently evaluating the full impact that adopting SFAS No. 142 will have on its future consolidated financial position, results of operations or cash flows.

   In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the recognition and remeasurement of obligations associated with the retirement of a tangible long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 will become effective for the Company in fiscal 2003. Adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

   In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 applies to all long-lived assets (excluding goodwill) and discontinued operations and it develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 will become effective for the Company January 1, 2002. The Company is currently reviewing SFAS No. 144 to determine its impact, if any, on the Company's future consolidated financial position, results of operations or cash flows.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net sales. Net sales decreased 12.2% from $42.6 million to $37.4 million in the quarter ended September 30, 2001 as compared to the corresponding quarter of 2000. For the nine months ended September 30, 2001 net sales decreased 15.6% from $138.9 million to $117.3 million in the same nine months of 2000. For the quarter and nine months ended September 30, 2001 net sales decreased in comparison to the same period of 2000 which the company believes is a result of the adverse macroeconomic environment.

   Gross Profit. Gross profit decreased 14.1% from $7.8 million (18% of net sales) to $6.7 million (18% of net sales) in the quarter ended September 30, 2001 as compared to the corresponding quarter of 2000. For the nine months ended September 30, 2001 gross profit decreased 15.6% from $27.6 million (20% of net sales) to $23.3 million (20% of net sales) in the same nine months of 2000. The decrease was principally due to the decreased sales volume.

   Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense decreased 6.5% from $4.6 million (11% of net sales) to $4.3 million (11% of net sales) in the quarter ended September 30, 2001 as compared to the corresponding quarter of 2000. For the nine months ended September 30, 2001 selling, general and administrative expense decreased 4.7% from $14.8 million (11% of net sales) to $14.1 million (12% of net sales) in the same nine months of 2000. The decrease was primarily due to cost reductions in response to the decline in net sales.

   Accrued litigation expense. Accrued litigation expense decreased as a result of the settlement of the litigation described in Note 9 of the notes to the condensed consolidated financial statements.

   Interest expense. Interest expense decreased from $3.0 million to $2.9 million in the quarter ended September 30, 2001 as compared to the corresponding quarter of 2000 and decreased from $8.9 million to $8.8 million in the nine months ended September 30, 2001. Interest expense decreased during the nine months ended September 30, 2001 primarily due to reductions in average long-term borrowings outstanding.

LIQUIDITY AND CAPITAL RESOURCES

   For the nine (9) months ended September 30, 2001, the Company generated $6.1 million in net cash flow from operating activities compared to $6.6 million for the comparable period in 2000, primarily as a result of increased income combined with decreased inventories offset by decreased accounts payable and accrued expenses and other liabilities. Capital expenditures totaled $1.6 million for the nine months ended September 30, 2001, compared to $2.4 million for the same period in 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 addresses the accounting and reporting for business combinations and requires that all business combinations be accounted for using one method, the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and contains certain transition provisions, effective for the Company beginning January 1, 2002, that apply to purchase method business combinations for which the acquisition date was before July 1, 2001. The Company is currently evaluating the full impact that adopting SFAS No. 141 will have on its consolidated financial position and results of operations.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets acquired in a business combination after they have been initially recognized in the financial statements, eliminates amortization of goodwill, and requires that goodwill be tested for impairment at least annually. SFAS No. 142 is effective for the Company beginning January 1, 2002. The Company has not assessed the impact of any impairment testing required by SFAS No. 142 and is currently evaluating the full impact that adopting SFAS No. 142 will have on its future consolidated financial position, results of operations or cash flows.

   In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the recognition and remeasurement of obligations associated with the retirement of a tangible long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 will become effective for the Company in fiscal 2003. Adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

   In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 applies to all long-lived assets (excluding goodwill) and discontinued operations and it develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 will become effective for the Company January 1, 2002. The Company is currently reviewing SFAS No. 144 to determine its impact, if any, on the Company's future consolidated financial position, results of operations or cash flows.

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

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk on variable rate financial instruments: The Company maintains a $31 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the credit facility at an average interest rate of 7.67% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $110,000 annually.

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