Form 10-K
period 2001-12-31
AIRXCEL INC
filed 2002-03-18
CIK 1050096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark one)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                 None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   XX       NO
                                               ------         ------

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

              1,000 shares of Common Stock as of December 31, 2001


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

         On November 10, 1997, the Company completed the acquisition of Crispaire Corporation, currently operating as Marvair, a division of Airxcel, Inc. ("Marvair"), a designer, manufacturer and marketer of specialty wall mount air conditioners, environmental control units (ECUs) and heat pumps for various applications.

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

(c) NARRATIVE DESCRIPTION OF BUSINESS

         The Company is a designer, manufacturer and marketer of air conditioners, furnaces, water heaters, cooking appliances and low-voltage compressor refrigeration units for the recreation vehicle industry, and wall mount air conditioners, environmental control units ("ECUs") and heat pumps for the heating, ventilating and air conditioning industry.

         The Company supplies a variety of air conditioners to several of the world's largest RV original equipment manufacturers ("OEMs"), marketing these products under the popular and well-established "Coleman" brand name. The Company believes that its air conditioners are superior to those of its competitors due to greater air flow capacity, cooling efficiency and more aerodynamic design. Its reputation as a dependable source of high-quality, durable products have resulted in its long term relationships with leading RV manufacturers such as Fleetwood,

Winnebago, Gulf Stream and Jayco, who have relied on the Company for substantially all of their RV air conditioner needs for each of the past nine years. In addition, the Company supplies furnaces, water heaters and cooking appliances to a large number of OEMs under the "Suburban" brand name. Suburban entered the RV heating market over 30 years ago and has a well recognized reputation for innovation, quality and service. Suburban acquired an established water heater line in 1988 and only recently entered the cooking appliance field. The Suburban product line has many attractive advantages including quieter operation and longer life. Combining these advantages with outstanding customer service, Suburban has longstanding relationships with a number of major OEM customers such as Winnebago, Thor, Fleetwood, and Forest River. Sales to such OEMs provide the Company with a large installed base of products which generates a significant recurring stream of revenue through sales of parts and replacement units in the aftermarket. Aftermarket air conditioner sales to customers such as RV dealers, supply and service centers are achieved primarily through an agreement with The Coast Distribution System, Inc. ("Coast"), the largest wholesale distributor of aftermarket products in the RV industry. The Company believes that Coast's extensive market penetration and large sales force provide broad aftermarket coverage and distribution capabilities which enhance its substantial aftermarket business. The Company also supplies Suburban brand LP gas fired appliances to Coast and a number of other aftermarket distributors. As in its air conditioning products, the Company believes its LP gas appliances offer a greater value and superior performance than those products produced by its competition. In fiscal 2001, as a percentage of Airxcel's net sales, RV industry OEM sales represented 54%, and aftermarket sales represented 18%.

         In addition to serving the RV industry, the Company designs, manufactures and markets specialty wall mount air conditioners, packaged terminal air conditioners with gas heat, ECUs and heat pumps for various applications. Customers are principally manufacturers of telecommunication shelters and cabinets for the cellular, cable, wireless, satellite and PCS markets for both foreign and domestic telecommunications sales, school districts, contractors and modular construction companies. Sales are generated through manufacturers representatives and a direct sales force for all market segments. The Company believes that it is the largest provider of environmental control equipment for the U.S. telecommunication shelter market. The Company also believes that it is well-positioned to benefit from continued growth in cellular, wireless, fiber optics and PCS telecommunications markets and the resulting demand for telecommunication cabinets and shelters. These markets are served through OEM accounts like Andrew Structures, Miller Structures and Fibrebond. Its focus on customer service and quality control and its strong reputation for its ability to offer a broad and innovative line of products in a timely manner has attracted significant telecommunication providers such as AT & T, Cingular, Nextel, WorldCom and Verizon to specify its products for both renovation and new construction. The telecommunication industry has recently experienced a downturn in capital spending which could result in a decline in the sales to this industry. Although a decline in this industry could have an adverse effect on the financial position and results of operations of the Marviar division, management believes the downturn would not have a material adverse effect on the Company's overall financial position, results of operations or liquidity. The Company believes that it will benefit from an increased need for cooling units in the nation's schools due to new state regulations and certain building codes that mandate fresh air requirements in classrooms, the rebuilding of school system infrastructures and the steadily growing student population. The Company supplies wall mount air conditioners to multiple school districts throughout the country, including the Los Angeles Unified School District, Orange County Florida and Charleston County South Carolina. The Company has a leading position in each of its principal specialty markets, through solid relationships with its customers who generally require tailored products and a high level of customer service. The ability to customize products without interruption of its larger production lines allows the Company to work closely with customers to develop and produce equipment that meets their specific needs quickly and efficiently. In fiscal 2001, sales to the telecommunication shelter industry and school industry represented 14% and 8%, of Airxcel's total net sales, respectively.

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

DEPENDENCE UPON SIGNIFICANT CUSTOMERS

         Airxcel's net sales to Fleetwood Enterprises, Coast Distribution, Thor Industries, Winnebago Industries, Forest River and Jayco, its largest customers, accounted for approximately 42% of the Company's net sales for 2001. There can be no assurance that the company will maintain or improve these relationships or that the Company will continue to supply these customers at current levels. The loss of a significant portion of sales to any of these customers could have a material adverse effect on the financial position, results of operations or liquidity of the Company. In addition, many of the arrangements that the company has with such customers are by purchase order and terminable at will at the option of either party. A significant decrease or interruption in businesses of any of the Company's significant customers could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

COMPETITIVE CONDITIONS

         The recreation vehicle industry is highly competitive, both as to price and quality of the product. As of December 31, 2001 there were six primary competitors to Airxcel within the industry. The school and telecommunications air conditioning industry is also highly competitive with four major competitors. Although the Company competes with a number of established companies that have greater financial, technological and marketing resources, Airxcel believes it has a competitive advantage due to the following:

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

Existing Long-Term Customer Relationships. The Company has long-term relationships with most of its customers, including several of the largest OEMs, major telecommunications companies and equipment manufacturers and school districts. Airxcel has supplied leading OEMs such as Fleetwood, Winnebago, Gulf Stream and Jayco substantially all of their air conditioner needs for each of the past nine years. The Company believes that such customer loyalty coupled with a focused product line and reputation for meeting high volume production demands have led to its success in the seasonal RV air conditioning industry and provide a significant advantage over competitors. Airxcel has worked closely with its telecommunications customers, in some cases for as long as eighteen years, to develop equipment to meet such customers' specialized requirements. To support such equipment, the Company has an extensive network of service dealers across the U.S. The importance of protecting telecommunication equipment through the use of cooling units and ECUs and the Company's ability to satisfy customers needs will generate an increased need for custom products which will continue to strengthen relationships.

Strong Brand Name Recognition. The Company markets its RV air conditioners using the well established and recognized "Coleman" brand name. The "Coleman" brand name, established in the early part of the twentieth century, is well recognized as a leading brand name for a variety of products related to the outdoor recreation industry. Coleman brand air conditioners have been the leading RV air conditioners since they were introduced into the market and are recognized by customers to represent high quality and reliability. The "Suburban" brand name was established in the late 1940's and is synonymous with providing quality LP gas fired appliances to the RV industry including furnaces, water heaters and cooking appliances. The Company also benefits from the strong brand name recognition of its "Marvair" name in the telecommunication shelter market and its "Scholar" and "GreenPac" names in the school market.

High Quality Products, Customer Service and Product Design Capabilities. The Company believes it is recognized as a leader in the RV industry due to its high product quality and customer service. The Company believes that its efficient manufacturing and assembly processes enable it to offer competitively priced products while maintaining high product quality. Because of the seasonal nature of the RV industry, timely delivery of products to OEMs and aftermarket customers has played a critical role in the Company's long-standing success. Similarly, Marvair has developed a strong reputation with its customers for its ability to develop unique solutions to customers' environmental control needs, respond to short lead times and to deliver its products utilizing lean manufacturing methods. In addition, Marvair attained its ISO-9001 certification during 1998 and is currently certified for each of its facilities in order to manufacture the highest quality products possible.

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

NUMBER OF PERSONS EMPLOYED

         As of December 31, 2001, the Company had 812 employees of which 301 were represented by a union.

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

ITEM 3.  LEGAL PROCEEDINGS

         On April 15, 1999, the jury in a case involving patent, trademark and trade dress infringement, Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998) awarded damages against Crispaire for patent infringement in an amount of $9.0 million. An appeal was filed from the judgement and has been pending. The matter has now been settled and all related legal proceedings have been dismissed. Although the terms of the settlement are confidential, previous accruals exceed any payments made, and there will be no additional charges or accruals as a result of the settlement. The settlement does not require any change in the product offerings of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There has been no submission of matters to a vote of security holders during the fourth quarter of fiscal year 2001.

                                     PART 2

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company does not have any publicly traded equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

                  Five Year Summary of Selected Financial Data
                             Years Ended December 31
                                 (in thousands)

                                                           2001            2000            1999            1998            1997
                                                           ----            ----            ----            ----            ----
STATEMENT OF OPERATIONS DATA:
    Net sales                                           $ 145,144       $ 177,896       $ 183,037       $ 157,425       $  58,323
    Cost of sales                                         117,867         145,369         144,862         123,581          44,732
                                                        ---------       ---------       ---------       ---------       ---------
    Gross profit                                           27,277          32,527          38,175          33,844          13,591
    Selling, general and administrative expenses           15,628          16,681          17,146          15,297           4,223
    Operating income                                       13,998          12,141          10,733          16,077           8,729
    Income (loss) from continuing operations before
       income taxes                                         2,656             164          (1,685)          3,801           4,087
    Net income (loss)                                       1,671            (169)         (1,042)          2,251          (4,548)
OTHER DATA:
    Gross margin percentage                                  18.8%           18.3%           20.9%           21.5%           23.3%
    EBITDA (1)                                             19,244          18,072          16,297          20,671           9,850
    EBITDA margin percentage                                 13.3%           10.2%            8.9%           13.1%           16.9%
    Cash provided by operating activities                   6,515           7,522          12,812           2,047           7,229
    Cash used in investing activities                      (2,213)         (4,980)         (3,133)        (30,346)        (44,083)
    Cash provided by (used in) financing activities        (3,891)         (2,495)         (9,731)         18,785          46,319
    Depreciation and amortization (2)                       5,246           5,931           5,564           4,594           1,144
    Capital Expenditures                                    2,314           3,125           2,638           1,852             716
BALANCE SHEET DATA (AT END OF PERIOD):
    Working capital (3)                                 $  21,267       $  18,554       $  15,781       $  23,368       $  23,186
    Total assets (4)                                      104,586         116,960         118,212         126,590          76,933
    Total debt                                            104,522         107,338         106,910         119,506          90,355
    Total stockholders' equity (deficiency)               (17,724)        (19,109)        (18,940)        (17,898)        (25,009)

----------

(1) EBITDA represents earnings before interest expense, net, other nonoperating expense, net, income tax expense, depreciation and amortization. Other nonoperating (income) expenses were $39, $52, $2, ($92), and $23, for the years ended December 31, 2001, 2000, 1999,
         1998, and 1997, respectively. EBITDA, as calculated by the Company, may not be similar to the method used by other companies. Airxcel has included information concerning EBITDA because it is relevant for covenant analysis under the Indenture, which defines EBITDA as set forth above for the periods shown, and is presented because it is used by certain investors as a measure of a company's ability to service debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

(2) Excludes depreciation and amortization related to the discontinued Faulkner manufacturing division.

(3) Working capital represents current assets less current liabilities, including net liabilities of the discontinued Faulkner manufacturing division of $100, $228, $662, $1,290, and $466 as of December 31, 2001,
         2000, 1999, 1998, and 1997, respectively.

(4) Total assets exclude net liabilities of the discontinued Faulkner manufacturing division of $100, $228, $662, $1,290 and $466 as of December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Continuously, the Company evaluates its estimates which are based on various assumptions and historical experience. Actual results may differ from these estimates depending upon a variety of factors.

    An allowance for doubtful accounts is maintained for uncollectible accounts receivable. An analysis of the historical bad debts and customers' payment trends are performed to evaluate the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $10.8 million, net of allowance for doubtful accounts of $.3 million as of December 31, 2001. In the event the Company's customers are unable to make required payments, revisions to the allowance for doubtful accounts would be required.

    The Company periodically assesses long-lived assets, including intangibles, for impairment by comparing the carrying value to future undiscounted future cash flows. If the review indicates that long-lived assets or goodwill is not recoverable, the Company would recognize an impairment loss. In the event of a recognition of the loss, the Company's profitability would be affected.

    While the Company continually monitors the quality of the products it produces, occasionally product failures occur. An estimated cost of product warranty is recognized at the time the revenue is recognized. The Company estimates the cost of its product warranty obligation based on historical analysis of sales and warranty costs incurred. At December 31, 2001 the warranty reserve balance was $1.9 million. Should actual product failure rate differ from the Company's estimates, a revision to the warranty obligation would be required.

    The Company occasionally writes off obsolete inventory based upon assumptions of future product requirements of its customers. If actual requirements of its customers differ from the Company's estimates, additional inventory write offs may be required.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

    Net Sales. Net sales decreased 18.4% from $177.9 million in 2000 to $145.1 million in 2001. Net sales decreased primarily due to reduced sales volume in the RV and telecommunication industries which the Company believes is a result of the adverse macroeconomic environment.

    Gross Profit. Gross profit decreased 16.0% from $32.5 million (18% of net sales) in 2000 to $27.3 million (19% of net sales) in 2001. The decrease was principally due to the decreased sales volume.

    Selling, general and administrative expenses (including amortization of intangible assets and computer software). Selling, general and administrative expenses decreased 6.2% from $19.5 million (11% of net sales) in 2000 to $18.3 million (13% of net sales) in 2001 primarily due to cost reductions in response to the decline in net sales.

    Accrued litigation (income) expense. Accrued litigation income was the result of the settlement of the litigation described in Note 14 of the notes to the consolidated financial statements.

    EBITDA. EBITDA was $18.1 million in 2000 and $19.2 million in 2001. The increase is primarily due to the accrued litigation income as described above offset by decreased gross profit.

    Income from continuing operations before income tax expense and extraordinary item. Income from continuing operations before income tax expense and extraordinary item increased from $.2 million in 2000 to $2.7 million in 2001 primarily due to accrued litigation income as described above offset by decreased gross profit.

    Net income (loss). Net income (loss) increased from a net loss of $.2 million in 2000 to net income of $1.7 million in 2001 primarily as a result of the conditions affecting the increased income from continuing operations as described above.

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

    Accrued litigation (income) expense. Accrued litigation expense decreased $6.7 million in 2000 due to the litigation expense recorded in 1999 as a result of the litigation discussed in Note 14 of the notes to the consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated $6.5 million in net cash flow from operating activities for the year ended December 31, 2001 compared to $7.5 million for 2000, primarily as a result of decreased accounts payable and accrued expenses offset by increased net income and decreases in accounts receivable, inventory and prepaid expenses and other assets.

    Cash used in investing activities includes the November 2000, acquisition of Insta Freeze for approximately $1.4 million. The excess of the purchase price over the estimated fair value of assets acquired of $1.2 million was accounted for as goodwill and is being amortized over the straight line method for 10 years.

    Capital expenditures were $2.3 million, $3.1 million, and $2.6 million for the years ended December 31, 2001, 2000, and 1999, respectively. The decrease in 2001 is primarily due to the completion of the process improvement project at the Company's production facility which began in 2000.

    Capital expenditures for 2002 are expected to be slightly above the 2001 level which includes the normal replacement of machinery and equipment and tooling for new product and existing product improvements.

    The Company's revolving credit facility with the bank, which matures June 29, 2005, is limited to the lessor of $31 million or 85% of net accounts receivable and 60% of net inventories. The outstanding borrowing on the credit facility at December 31, 2001 is $14.1 million. Interest on the revolving credit facility is based on either the bank's base rate or Libor rate plus 2% (3.93% combined rate at December 31, 2001).

    In addition to the revolving credit facility, the Company is party to senior subordinated notes which mature November 15, 2007. The $90.0 million notes bear interest at 11%, payable semiannually in May and November.

    Additionally, the Company has outstanding notes payable to individuals for a land purchase and for a license agreement totaling $.3 million at December 31, 2001. These notes mature in 2002 and 2007.

    The Company is also party to capital lease obligations for machinery and equipment and furniture and fixtures, which expire in 2003. Total outstanding capital lease obligations at December 31, 2001 are $.1 million.

    The Company leases buildings, machinery and equipment, office equipment and vehicles which are accounted for as operating leases. Some leases include renewal options and others contain purchase options. Total future commitments under the operating lease agreements is $1.7 million.

    The Company is a wholly-owned subsidiary of Airxcel Holdings Corporation ("Holdings"). Holdings has no operating activities and no material assets other than its investment in the Company. Accordingly, Holdings is dependent upon the Company for any cash requirements. Holdings has 9,076,923 shares of $1 par value Series A and Series B exchangeable preferred stock outstanding as of December 31, 2001. The Preferred stock which is exchangeable at the stockholders' option for junior subordinated notes issued by Holdings, is subject to mandatory redemption by Holdings on August 31, 2006 for an amount equal to the original proceeds from sale of the stock plus accrued but unpaid dividends which accrue at 14% annually. Total proceeds plus accrued and unpaid dividends are $18.6 million as of December 31, 2001. The Company is not required to fund the mandatory redemption of these preferred shares.

    Holdings also issued $4.0 million of junior subordinated notes to the parent company of a major stockholder in exchange for cash which are due in August 2006. These notes bear interest at 14% payable semiannually in the form of additional junior subordinated notes or cash at the election of Holdings. Such notes, and accrued interest totaled $8.4 million as of December 31, 2001. As part of the Marvair acquisition, Holdings issued $5.3 million of junior subordinated notes (the "PIK Notes") to the seller. The PIK notes, which are due in November 2008, bear interest at 11.4% payable annually in the form of additional junior subordinated notes or cash at the election of Holdings. Such notes, and accrued interest, totaled $7.4 million as of December 31, 2001. Although Holdings is entirely dependent upon the company to service its note obligations and the mandatory redemption provisions of the preferred stock, the Company has no cash requirement to fund Holdings until at least 2006 based upon the stated intent of Holdings' management to elect to make interest payments due on all such notes in the form of additional junior subordinated notes.

    All of the obligations of Holdings described above are uncollateralized and are not guaranteed by the Company, however, the Company is currently exploring various options to satisfy these obligations.

    Covenants under the Company's credit facility with the bank restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with a fixed charge coverage ratio and maintain a minimum effective capital balance. The Company is in compliance with these ratios at December 31, 2001 and 2000. The Company anticipates that they will continue to comply in 2002 with the financial covenants. Management's current business plan estimates working capital levels and operating profitability. The achievement of this plan is necessary for compliance with various financial covenants during 2002. The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenants; however, there can be no assurance that such amendments or waivers will be obtained.

    The Company meets its working capital, capital equipment requirements and cash requirements with funds generated internally and funds from agreements with a bank. Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements. However, this is dependent upon the future performance of the Company and its subsidiaries which, in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

    The Company did not have any other relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.

    On January 9, 2002 the company entered into a letter of credit totaling $665 which obligates the Company to make payment in the event of a default on an agreement with an insurance company to pay claims incurred. Management does not expect any material losses to result from this off-balance sheet instrument because performance is not expected to be required, and therefore, is of the opinion that the fair value of this instrument is zero.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 addresses the accounting and reporting for business combinations and requires that all business combinations be accounted for using one method, the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and contains certain transition provisions, effective for the Company beginning January 1, 2002, that apply to purchase method business combinations for which the acquisition date was before July 1, 2001. Adoption of SFAS No. 141 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets acquired in a business combination after they have been initially recognized in the financial statements, eliminates amortization of goodwill, and requires that goodwill be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 on January 1, 2002. Under SFAS No. 142, goodwill will be tested annually for impairment using a two-step process. The first step is to identify a potential impairment in which the Company has six months from the date of adoption to complete this step. The second step measures the amount of the impairment loss (measured as of the beginning of the year of adoption), and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. The Company expects to record an impairment loss and has not yet determined the amount of the impairment as of the date of adoption. The Company expects to complete the impairment tests during the first quarter 2002.

    In connection with the adoption of SFAS No. 142, the Company expects to reclassify $1.4 million of its intangible assets to goodwill. The Company expects that it will no longer record $.9 million of amortization relating to its existing goodwill. Goodwill, net of amortization, is $22.1 million at December 31, 2001.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk on variable rate financial instruments: The Company maintains a $31 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the credit facility at an average interest rate of 6.7% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $141,000 annually.

    Market risk on fixed-rate financial instruments: Included in long-term debt are $90 million of 11% Senior Subordinated Notes due 2007. Increases in market interest rates would generally cause a decrease in the fair market value of the Notes and a decrease in market interest rates would generally cause an increase in fair value of the Notes.

ITEM 8.  FINANCIAL STATEMENTS


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder
Airxcel, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) on page 38 present fairly, in all material respects, the financial position of Airxcel, Inc. and its subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 38 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                        PRICEWATERHOUSECOOPERS LLP

Kansas City, Missouri
February 13, 2002

                         AIRXCEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      December 31,   December 31,
                                                                          2001           2000
                                                                       ---------      ---------
ASSETS
Current assets:
    Cash and cash equivalents                                          $     583      $     172
    Accounts receivable, net of allowances for doubtful
       accounts of $295 and $315, respectively                            10,818         15,320
    Inventory                                                             22,161         26,524
    Prepaid expenses and other assets                                        172            129
    Income taxes receivable                                                  319          1,205
    Deferred income taxes                                                  1,758          1,777
                                                                       ---------      ---------
       Total current assets                                               35,811         45,127
                                                                       ---------      ---------
Property, plant and equipment, net                                        17,668         17,980
Computer software, net                                                       363            498
Intangible assets, net                                                    48,355         50,550
Loan financing costs, net                                                  2,389          2,805
                                                                       ---------      ---------
       Total assets                                                    $ 104,586      $ 116,960
                                                                       =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
    Current portion of long-term debt                                  $     147      $     142
    Cash overdraft                                                            --            402
    Accounts payable                                                       7,507          9,926
    Warranty reserve                                                       1,851          2,047
    Accrued vacation expense                                                 899            864
    Accrued interest                                                       1,241          1,405
    Other accrued expenses                                                 2,799         11,559
    Liabilities of discontinued operations                                   100            228
                                                                       ---------      ---------
           Total current liabilities                                      14,544         26,573
Long-term debt, less current portion                                     104,375        107,196
Deferred income taxes                                                      3,391          1,791
                                                                       ---------      ---------
           Total liabilities                                             122,310        135,560
                                                                       ---------      ---------
Minority interest                                                             --            509
                                                                       ---------      ---------
Commitments and contingencies (see Notes 1 and 4)                             --             --
Stockholder's equity (deficiency):
    Common stock, par value $1; authorized
       1,000 shares; 1,000 shares issued and outstanding                       1              1
    Additional paid-in capital                                            27,322         26,946
    Accumulated deficit                                                  (45,012)       (46,056)
    Accumulated other comprehensive loss                                     (35)            --
                                                                       ---------      ---------
           Total stockholder's equity (deficiency)                       (17,724)       (19,109)
                                                                       ---------      ---------
           Total liabilities and stockholder's equity (deficiency)     $ 104,586      $ 116,960
                                                                       =========      =========



  The accompanying notes are an integral part of these consolidated financial statements.

                         AIRXCEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                          Years Ended
                                                         ----------------------------------------------
                                                         December 31,     December 31,     December 31,
                                                         ------------     ------------     ------------
                                                             2001             2000             1999
                                                          ---------        ---------        ---------
Net sales                                                 $ 145,144        $ 177,896        $ 183,037
Cost of goods sold                                          117,867          145,369          144,862
                                                          ---------        ---------        ---------
    Gross profit                                             27,277           32,527           38,175
                                                          ---------        ---------        ---------
Operating expenses:
    Selling, general and administrative                      15,628           16,681           17,146
    Amortization of intangible assets and computer
       software                                               2,700            2,805            2,696
    Accrued litigation (income) expense                      (5,049)             900            7,600
                                                          ---------        ---------        ---------
    Total operating expenses                                 13,279           20,386           27,442
                                                          ---------        ---------        ---------
    Income from operations                                   13,998           12,141           10,733
Interest expense                                             11,436           11,944           12,416
Minority interest                                              (133)             (19)              --
Other expense, net                                               39               52                2
                                                          ---------        ---------        ---------
    Income (loss) from continuing operations before
       income tax expense and extraordinary item              2,656              164           (1,685)
Income tax expense (benefit)                                  1,064              126             (380)
                                                          ---------        ---------        ---------
    Income (loss) from continuing operations before
       extraordinary item                                     1,592               38           (1,305)
Discontinued operations:
    Recovery on disposal of Faulkner Manufacturing
       less applicable income tax expense of
       $49, $174, and $165, respectively                        (79)            (277)            (263)
                                                          ---------        ---------        ---------

       Income (loss) before extraordinary item                1,671              315           (1,042)
Extraordinary losses on early extinguishments of
    debt, less applicable income tax benefit of
    $0, $304 and $0,  respectively                               --              484               --
                                                          ---------        ---------        ---------
       Net income (loss)                                      1,671             (169)          (1,042)

Other comprehensive loss:
    Minimum pension liability, net of tax                       (35)              --               --
                                                          ---------        ---------        ---------

Comprehensive income (loss)                               $   1,636        $    (169)       $  (1,042)
                                                          =========        =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                         AIRXCEL, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIENCY)
                          (in thousands, except shares)

                                                                                                      Accumulated
                                            Common Stock             Additional                          Other
                                      ------------------------        Paid-in        Accumulated     Comprehensive
                                       Shares          Amount         Capital          Deficit           Loss          Total Equity
                                       ------          ------         -------          -------           ----          ------------
Balances, January 1, 1999                1,000        $      1        $ 26,946        $(44,845)        $     --         $(17,898)
Net loss                                    --              --              --          (1,042)              --           (1,042)
                                      --------        --------        --------        --------         --------         --------

Balances, December 31, 1999              1,000        $      1        $ 26,946        $(45,887)              --         $(18,940)
Net loss                                    --              --              --            (169)              --             (169)
                                      --------        --------        --------        --------         --------         --------

Balances, December 31, 2000              1,000        $      1        $ 26,946        $(46,056)              --         $(19,109)
Relinquishment of minority
 interest                                   --              --             376              --               --              376
Net income                                  --              --              --           1,671               --            1,671
Dividend to parent                          --              --              --            (627)              --             (627)
Minimum pension liability, net
 of tax                                     --              --              --              --              (35)             (35)
                                      --------        --------        --------        --------         --------         --------

Balances, December 31, 2001              1,000        $      1        $ 27,322        $(45,012)        $    (35)        $(17,724)
                                      ========        ========        ========        ========         ========         ========

                         AIRXCEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         Years Ended
                                                                       ------------------------------------------------
                                                                       December 31,      December 31,      December 31,
                                                                           2001              2000              1999
                                                                       -----------       -----------       ------------
Cash flows from (to) operating activities:

    Net income (loss)                                                    $   1,671        $    (169)       $  (1,042)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation                                                          2,546            3,126            2,868
       Amortization of intangible assets and computer
          software                                                           2,700            2,805            2,696
       Amortization of financing costs                                         432              512              665
       Provision for bad debts                                                 (20)             271              398
       Recovery on disposal of discontinued operations                        (128)            (434)            (428)
       Deferred income taxes                                                 1,619             (652)          (2,026)
       (Gain) Loss on sale of fixed assets                                     (20)              31               21
       Minority interest in earnings of subsidiaries                          (133)             (19)              --
       Extraordinary losses on early extinguishments of
          debt                                                                  --              489               --
       Changes in assets and liabilities:
          Accounts receivable                                                3,926               76            3,729
          Inventory                                                          4,036             (373)           1,882
          Prepaid expenses and other assets                                  1,456             (347)            (916)
          Accounts payable                                                  (2,426)           2,385           (3,240)
          Accrued expenses                                                  (9,144)            (179)           8,205
                                                                         ---------        ---------        ---------
          Net cash provided by operating activities                          6,515            7,522           12,812
                                                                         ---------        ---------        ---------

Cash flows from (to) investing activities:

    Proceeds from sale of fixed assets                                         101                3               37
    Capital expenditures                                                    (2,314)          (3,125)          (2,638)
    Computer software and intangible expenditures                               --             (485)            (532)
    Acquisitions, net of cash acquired                                          --           (1,373)              --
                                                                         ---------        ---------        ---------
          Net cash used in investing activities                             (2,213)          (4,980)          (3,133)
                                                                         ---------        ---------        ---------

Cash flows from (to) financing activities:

    Cash overdraft                                                            (419)          (2,463)           2,865
    Proceeds from long-term obligations                                    149,152          193,391          176,624
    Principal payments on long-term debt                                  (151,975)        (193,071)        (189,220)
    Acquisition of patent                                                       (6)              --               --
    Financing costs incurred                                                   (16)            (352)              --
    Dividend to parent                                                        (627)              --               --
                                                                         ---------        ---------        ---------
       Net cash used in financing activities                                (3,891)          (2,495)          (9,731)
                                                                         ---------        ---------        ---------

       Net increase (decrease) in cash and cash
          equivalents                                                          411               47              (52)
Cash and cash equivalents, beginning of period                                 172              125              177
                                                                         ---------        ---------        ---------
Cash and cash equivalents, end of period                                 $     583        $     172        $     125
                                                                         =========        =========        =========

                         AIRXCEL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                                Years Ended
                                                              ---------------------------------------
                                                               December 31,      December 31,        December 31,
                                                                  2001              2000                 1999
                                                              -------------      ------------        ------------
Supplemental disclosure of cash flow information:
    Cash paid (received) during
    the year for:
       Interest                                               $      11,059      $     11,237        $     11,896
       Income taxes, net                                             (1,711)              919              1,972


Airxcel, Inc. purchased certain assets and liabilities of
    Instafreeze, Inc. as follows:
    Tangible assets                                                              $        800
    Intangible assets                                                                   1,289
    Liabilities assumed                                                                  (188)
    Minority interest                                                                    (528)
                                                                                 ------------
          Fair value of assets acquired                                          $      1,373
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

                         AIRXCEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)

1.       ORGANIZATION AND BASIS OF PRESENTATION:

         Airxcel, Inc., formerly known as Recreation Vehicle Products, Inc. (the "Company") is engaged in designing, manufacturing and marketing recreation vehicle air conditioning equipment in the United States, Canada and certain international markets. On November 10, 1997, the Company acquired substantially all of the net assets, properties and rights and assumed certain related liabilities of Crispaire Corporation, currently operating as Marvair ("Marvair"), which designs, manufactures and markets specialty wall mount air conditioners, environmental control units and heat pumps for various applications. Marvair markets its products to companies involved in modular construction, telecommunications, utilities and school districts located throughout the United States and selected foreign markets. The Marvair acquisition was accounted for as a purchase and, accordingly, the financial statements include the accounts and results of operations of Marvair since November 10, 1997. On March 17, 1998 the Company acquired 100% of the outstanding stock of Suburban Manufacturing Company, formerly KODA Enterprises Group, Inc. ("Suburban"), a designer and manufacturer of heating, water heating, and cooking appliances for the recreation vehicle industry and other specialty products for the heating, ventilating and air conditioning industry. The Suburban acquisition was accounted for as a purchase and, accordingly, the financial statements include the accounts and results of operations of Suburban since March 17, 1998. On November 3, 2000 (Note 8) the Company acquired substantially all of the net assets, properties and rights and assumed certain related liabilities of Instafreeze, Inc., currently operating as Insta Freeze ("Insta Freeze"), which designs and manufactures low-voltage, compressor refrigeration units for the recreation vehicle, marine and ambulance manufacturing industries. The Insta Freeze acquisition was accounted for as a purchase and, accordingly, the financial statements include the accounts and results of operations of Insta Freeze since November 3, 2000. Due to the similarities of the economic characteristics, production processes, customers, distribution methods and regulatory environment of the company's products, the Company is managed, operated and reported as one segment.

         The Company is a wholly-owned subsidiary of Airxcel Holdings Corporation, formerly known as RV Holdings Corporation ("Holdings"). The Company is the only subsidiary of Holdings and Holdings has no operating activities and no material assets other than its investment in the Company. Accordingly, Holdings is dependent upon the Company for any cash requirements. However, Holdings does have 1,544,237 shares of $.01 par value common stock and 9,076,923 shares of $1 par value Series A and Series B exchangeable preferred stock outstanding as of December 31, 2001, 2000, and 1999. The Preferred stock which is exchangeable at the stockholders' option for junior subordinated notes issued by Holdings, is also subject to mandatory redemption by Holdings on August 31, 2006 for an amount equal to the original proceeds from sale of the stock plus accrued but unpaid dividends which accrue at 14% annually. Total proceeds plus accrued and unpaid dividends were $18,618, $16,232, and $14,152 as of December 31, 2001, 2000 and 1999, respectively. All proceeds generated from the sale of such common and preferred shares have been contributed to the Company. However, the Company is not required to fund the mandatory redemption of these preferred shares. During 1996, Holdings also issued $4,015 of junior subordinated notes to the parent company of a major stockholder in exchange for cash. All proceeds from the issuance of these notes have been contributed to the Company. These notes, which are due in August, 2006, bear interest at 14% payable semiannually in the form of additional junior subordinated notes or cash at the election of Holdings. Such notes, plus accrued interest totaled $8,360, $7,286, and $6,350 as of December 31, 2001, 2000 and 1999, respectively. As part of the November 10, 1997, Airxcel acquisition of Marvair, Holdings issued $5,304 of junior subordinated notes (the "PIK Notes") to the seller. The proceeds of the PIK Notes and $3,100 of cash received by Holdings through the sale of its common stock was contributed by Holdings to the Company. The PIK notes, which are due in November, 2008, bear interest at 11.4% payable annually in the form of additional junior subordinated notes or cash at the election of Holdings. Such notes, plus accrued interest, totaled $7,439, $7,272 and $6,694 as of December 31, 2001, 2000 and 1999,
respectively. All of the notes described above are uncollateralized and are not guaranteed by the Company. Although Holdings is entirely dependent upon the Company to service its note obligations and the mandatory redemption provisions of the Preferred Stock, the Company has no cash requirement to fund Holdings until at least 2006 based upon the stated intent of Holdings' management to elect to make interest payments due on all such notes in the form of additional junior subordinated notes.

         In August 1996, Airxcel Holdings Corporation and Subsidiary consummated exchange offers and adopted amendments to its Restated Certificate of Incorporation pursuant to which the outstanding debt and common stock were restructured (the "Recapitalization"). The objective of the Recapitalization was to refinance existing indebtedness and pay fees and expenses associated with the Recapitalization. As a part of the Recapitalization, new debt was issued including a senior subordinate note. This note was issued with detachable stock warrants to purchase 65,882 shares of Class B Common Stock of Holdings at $.02 per share at any time on or before August 22, 2006. The exercise price is subject to adjustment from time to time in order to prevent dilution of the rights granted under the warrants. The holders of these warrants are entitled to receive dividend payments as if the warrants were exercised immediately prior to the date of record for such dividends. The estimated fair value of the warrants at the date of issuance has been recognized as a reduction of the note payable (as debt discount) in the amount of $218 with the offset to additional paid-in capital. On April 3, 1998 new warrants were issued for 229,662.50 shares of Class B Common Stock of Holdings. The new warrants are entitled to the same rights as the existing warrants. Proceeds of $765 were contributed by Holdings to the Company.

         The total proceeds from the debt were used to pay financing costs relating to the recapitalization and to repay existing debt which was accounted for as an early extinguishment of debt. The remaining proceeds of the new debt were distributed as part of a dividend to Holdings that was used by Holdings to retire all remaining shares of Common Stock outstanding at that time.

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

         g. Computer Software: All computer software acquisition and development costs, including applicable internal labor, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The cost of capitalized software is amortized over its estimated useful lives (generally 5 years). Accumulated amortization as of December 31, 2001, 2000 and 1999 was $331, $197 and $66 respectively. Amortization for the years ended December 31, 2001, 2000 and 1999 was $135, $131, and $32, respectively.

         h. Long-lived Assets: The Company periodically assesses long-lived assets, including intangibles for impairment by comparing the carrying value to future undiscounted future cash flows. To the extent that there is impairment, analysis is performed based on several criteria including revenue trends and other operating factors to determine the impairment amount. In addition, a determination is made by management to ascertain whether goodwill has been impaired. If the review indicates that goodwill is not recoverable, the company would recognize an impairment loss.

         i. Intangible Assets: Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated economic lives as follows:

                                                             Amortization          December 31,     December 31,
                                                                Period                 2001             2000
                                                               ---------           ------------     ------------
Non-compete agreement                                          3-5 years           $      1,100     $      1,100
Trademarks and contract                                        1-50 years                19,811           19,811
Patents                                                        5-7 years                  3,654            3,647
Assembled work force                                           10-20 years                2,000            2,000
Customer base                                                  20 years                   7,500            7,500
License agreements                                             10 years                     525             525
Goodwill                                                       10-40 years               24,565           24,201
                                                                                   ------------     ------------
                                                                                         59,155           58,784
Less accumulated amortization                                                            10,800            8,234
                                                                                   ------------     ------------
                                                                                   $     48,355     $     50,550
                                                                                   ============     ============

         j. Loan Financing Costs: Loan financing costs are amortized using the effective yield method over the contracted terms of the related debt.

         k. Income Taxes: The Company and its parent file a consolidated federal income tax return. Deferred income taxes are recorded to reflect the tax consequences in future years of operating loss carry forwards and temporary differences between the tax basis of assets and liabilities and their financial reporting amounts using enacted tax rates for the years in which these items are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         l. Advertising: The Company expenses advertising costs when the expense is incurred and classifies it in selling, general and administrative expense. Total advertising expense amounts to $361, $374, and $450 in 2001, 2000, and 1999, respectively.

         m. Shipping and Handling Costs: The Company records charges to customers for shipping and handling costs as sales and costs incurred by the Company as cost of goods sold.

         n. Fair Value of Financial Instruments: The stated values of financial instruments as of December 31, 2001, 2000 and 1999, excluding the $90 million of senior subordinated notes, approximate fair market value. The fair value of the Company's senior subordinated notes is $48.6 million at December 31, 2001 based on the quoted market price for the same issue or similar issues.

         o. Recently Issued Accounting Standards: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 addresses the accounting and reporting for business combinations and requires that all business combinations be accounted for using one method, the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and contains certain transition provisions, effective for the Company beginning January 1, 2002, that apply to purchase method business combinations for which the acquisition date was before July 1, 2001. Adoption of SFAS No. 141 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the financial accounting and reporting for goodwill and other intangible assets acquired in a business combination after they have been initially recognized in the financial statements, eliminates amortization of goodwill, and requires that goodwill be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 on January1, 2002. Under SFAS No. 142, goodwill will be tested annually for impairment using a two-step process. The first step is to identify a potential impairment in which the Company has six months from the date of adoption to complete this step. The second step measures the amount of the impairment loss (measured as of the beginning of the year of adoption), and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. The Company expects to record an impairment loss and has not yet determined the amount of the impairment as of the date of adoption. The Company expects to complete the impairment tests during the first quarter 2002.

         In connection with the adoption of SFAS No. 142, the Company expects to reclassify $1.4 million of its intangible assets to goodwill. The Company expects that it will no longer record $.9 million of amortization relating to its existing goodwill. Goodwill, net of amortization, is $22.1 million at December 31, 2001.

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

         q. Reclassification: Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform with the 2001 presentation.

3.       SUMMARY BALANCE SHEET DATA:

         Inventory consists of the following:

                                                                                December 31,     December 31,
                                                                                    2001             2000
                                                                                -----------      -----------
Raw materials                                                                   $     9,944      $    12,323
Work-in-process                                                                       1,896            2,343
Finished goods                                                                       10,321           11,858
                                                                                -----------      -----------
                                                                                $    22,161      $    26,524
                                                                                ===========      ===========

         Property, plant and equipment consist of the following:

                                                                                December 31,     December 31,
                                                                                    2001             2000
                                                                                ------------     -----------
    Land and land improvements                                                  $      1,235     $     1,235
    Buildings and building improvements                                                7,825           7,486
    Machinery and equipment                                                           19,960          18,337
    Furniture and fixtures                                                             1,424           1,559
    Construction in process                                                            1,037             881
                                                                                ------------     -----------
                                                                                      31,481          29,498
    Less accumulated depreciation                                                    (13,813)        (11,518)
                                                                                ------------     -----------
       Net                                                                      $     17,668     $    17,980
                                                                                ============     ===========

4.       LONG-TERM DEBT:

         On June 30, 2000, the Company refinanced it's Credit Facility with another bank. Substantially all of the proceeds were used to repay certain indebtedness and to pay financing costs associated with the new Credit Facility. The total commitment under the credit facility is $31,000.

         On March 13, 1998, the Company amended its credit agreement with a bank. The proceeds of the $38,000 credit agreement were used by the Company to finance its acquisition of the outstanding stock of Suburban Manufacturing Company (see Note 1).

         Long-term debt consists of the following:

                                                                                 December 31,    December 31,
                                                                                    2001            2000
                                                                                 -----------     ------------
Notepayable to bank under a $31,000 revolving line of credit matures on June
    29, 2005, with interest at bank's base rate or Libor plus 2%, 3.93% at
    December 31, 2001, payable monthly.                                          $   14,125      $   16,803
Senior subordinated notes, with interest at 11% payable
    semiannually on May 15 and November 15, commencing on
    May 15, 1998.                                                                    90,000          90,000
Note payable to individual for land purchase, 7.6%, due in
    monthly principal and interest payments of $4 through
    April 1, 2007, collateralized by the land                                           232             267
Note payable to individual for purchase of license agreement, due in monthly principal and interest payments of $2
    through May 1, 2002.                                                                 21              37
Capital leases                                                                          144             231
                                                                                 ----------      -----------
                                                                                    104,522         107,338
Current portion of long term debt                                                      (147)           (142)
                                                                                 ----------      -----------
                                                                                 $  104,375      $  107,196
                                                                                 ==========      ===========

         Covenants under the Company's credit facility with the bank restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with a fixed charge coverage ratio and maintain a minimum effective capital balance. The credit facility is collateralized by accounts receivable, equipment, general intangibles, inventory, and investment property. The Company is in compliance with these ratios at December 31, 2001 and 2000. The Company anticipates that they will continue to comply in 2002 with the financial covenants. Management's current business plan estimates working capital levels and operating profitability. The achievement of this plan is necessary for compliance with various financial covenants during 2002. The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenants; however, there can be no assurance that such amendments or waivers will be obtained.

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

         The ability of the Company to meet its debt service and working capital obligations and capital expenditure requirement is dependent upon the future performance of the Company and its subsidiaries which, in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

         Maturities of long-term debt, including minimum required reductions in the revolving line of credit commitments based on balances outstanding at December 31, 2001 for each of the five succeeding years are as follows:

                        Minimum                    Net Present    Long-term
                     Lease Payment    Interest        Value          Debt          Total
                     -------------    --------     -----------    ----------     --------
         2002            101              9             92             55            147
         2003             54              2             52             40             92
         2004             --             --             --             43             43
         2005             --             --             --         14,172         14,172
         2006             --             --             --             50             50
         Thereafter       --             --             --         90,018         90,018
                     -------------    --------     -----------    ----------     --------
                     $         155    $     11     $       144    $  104,378     $104,522
                     =============    ========     ===========    ==========     ========

         Property, plant and equipment at year-end include the following amounts for capitalized leases:

                                             December 31,
                                                 2001
                                             ------------
     Machinery and equipment                 $       200
     Furniture and fixtures                          145
                                             -----------
                                             $       345
     Less accumulated depreciation                  (194)
                                             -----------
        Net property, plant and equipment    $       151
                                             ==========

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

         In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles

Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to the Company's employees is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has not recorded any compensation expense for the years ended December 31, 2001, 2000, and 1999.

6.       INCOME TAXES:

         The significant components of the net deferred income tax asset (liability) recognized in the accompanying balance sheets are as follows:

                                                        December 31,   December 31,
                                                           2001            2000
                                                          -------        --------
Provision for discontinued operations                     $    38        $    88
Accrued reserves and liabilities                            3,074          4,972
Depreciation                                               (2,223)        (2,204)
Intangibles                                                (2,738)        (2,881)
State income tax net operating loss carry forwards,
    expiring beginning 2010                                   216             11
                                                          -------        -------
                                                           (1,633)           (14)
Less current deferred income tax                            1,758          1,777
                                                          -------        -------
Total noncurrent deferred income tax                      $(3,391)       $(1,791)
                                                          =======        =======

         The components of income tax (benefit) expense before discontinued operations and extraordinary items are as follows:

                                                  December 31,   December 31,   December 31,
                                                      2001          2000           1999
                                                    -------        -------        -------
Current                                             $  (505)       $   831        $ 1,888
Deferred                                              1,569           (705)        (2,268)
                                                    -------        -------        -------
    Total income tax (benefit) expense before
       discontinued operations and
       extraordinary item                           $ 1,064        $   126        $  (380)
                                                    =======        =======        =======

         Total income tax (benefit) expense before discontinued operations and extraordinary item differed from the amounts computed by applying the federal statutory rate to pretax income as follows:

                                                                      December 31,    December 31,   December 31,
                                                                          2001            2000           1999
                                                                         -------        -------        -------
Income tax (benefit) expense before discontinued
    operations and extraordinary item computed by
    applying the federal statutory rate                                  $   930        $    50        $  (590)
Adjustment to prior year expense                                              --             --             95
Minority interest                                                            (46)            12             --
State income taxes, net of federal income tax
    benefit                                                                   94              6            (77)
Goodwill                                                                     167            149            138
Other                                                                        (81)           (91)            54
                                                                         -------        -------        -------
  Total income tax (benefit) expense before
    discontinued operations and
    extraordinary item                                                   $ 1,064        $   126        $  (380)
                                                                         =======        =======        =======

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

8.       ACQUISITION OF INSTA FREEZE, LLC, FORMERLY INSTAFREEZE, INC.:

         On November 3, 2000, the Company completed the acquisition of the business of Insta Freeze. The acquisition was funded with proceeds from the existing revolving credit facility (see Note 4). The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective fair values as of the date of the acquisition (see Note 2(i)). Due to the immaterial size of the acquisition, presentation of pro forma operating results are not required.

9.       COMMITMENTS:

         The Company leases buildings, machinery and equipment, office equipment and vehicles which are accounted for as operating leases. Some leases include renewal options and others contain purchase options. Total rental expense for operating leases was $823, $945 and $784 for the years ended December 31, 2001, 2000 and 1999, respectively.

         Commitments for minimum lease payments under noncancellable leases as of December 31, 2001 are as follows:

                                                                                      Operating
                                                                                         Leases
                                                                                      ---------
    2002                                                                              $     557
    2003                                                                                    444
    2004                                                                                    261
    2005                                                                                    229
    2006                                                                                    210
                                                                                      ---------
                                                                                      $   1,701

         As part of the Marvair acquisition, the Company entered into certain management and employment agreements. Compensation expense related to these agreements was $0, $245, and $379 for the years ended December 31, 2001, 2000 and 1999, respectively.

10.      BENEFIT PLAN:

         Substantially all employees of the RV Products division and the Marvair division are eligible to participate in the 401(k) plans offered by each company. Subject to certain conditions, the divisions may match up to 30% and 25% of the employees' contributions, respectively, up to a maximum of 6% of the employees' annual salary. In addition, the divisions can make an additional contribution determined at the discretion of the Company's Board of Directors. The Company's contribution to its 401(k) plans for the years ended December 31, 2001, 2000 and 1999 totaled $346, $379 and $315, respectively.

         Suburban sponsors two contributory defined benefit pension plans, the Suburban Manufacturing Company Retirement Plan ("Plan 1") and the Suburban Manufacturing Company Retirement Plan for Bargaining Employees ("Plan 2"). The plans cover substantially all Suburban Manufacturing Company employees meeting certain eligibility requirements. Assets of the plans consist of various marketable securities and investments in bond funds. The Company's funding policy is to contribute amounts that are sufficient, when added to participants' contributions, to fund the retirement benefits of all participants in accordance with the requirements of the Internal Revenue Code. The plans actuarial measurement dates are September 30, 2001 and 2000.

         In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (SFAS No. 87) an additional minimum pension liability for pension plans with accumulated benefits in excess of plan assets must be recognized. At December 31, 2001, a minimum pension liability adjustment of $35 (net of income tax benefit of $22) is included in the accompanying Consolidated Balance Sheets.

                                               December 31, 2001              December 31, 2000
                                             -----------------------------------------------------
                                              Plan 1        Plan 2          Plan 1         Plan 2
                                             -------        -------        --------       --------
CHANGE IN BENEFIT OBLIGATION

Benefit obligation at 9-30                   $ 2,854        $ 1,916        $ 2,579        $ 1,776
Service cost                                     139            178            143            170
Interest cost                                    220            146            193            131
Benefits paid                                    (74)           (85)           (37)          (119)
Actuarial gain (loss)                           (305)           (13)            91             27
Change in assumptions                            105             76           (115)           (69)
                                             -------        -------        -------        -------
Benefit obligation at 9-30                   $ 2,939        $ 2,218        $ 2,854        $ 1,916
                                             -------        -------        -------        -------

CHANGE IN PLAN ASSETS

Fair value of plan assets at 9-30            $ 2,776        $ 2,043        $ 2,394        $ 1,758
Employer contributions                            16             94             57             78
Employee contributions                            35             63             33             54
Actual return on plan assets                    (339)          (266)           329            272
Benefits paid                                    (74)           (85)           (37)          (119)
                                             -------        -------        -------        -------
Fair value of plan assets at 9-30            $ 2,414        $ 1,849        $ 2,776        $ 2,043
                                             -------        -------        -------        -------

Unfunded (funded) status                     $   525        $   369        $    78        $  (126)
Unrecognized net actuarial gain (loss)           (72)          (284)           306            216
Employer contribution after

    measurement date                             (37)            --             --             --
Adjustment to recognize minimum
    liability                                     --             57             --             --
                                             -------        -------        -------        -------
Accrued benefit cost                         $   416        $   142        $   384        $    90
                                             =======        =======        =======        =======

Weighted-average assumptions as of September 30:

Discount rate                                        7.50%            7.50%            7.75%            7.75%
Expected return on plan assets                       8.50%            8.50%            8.50%            8.50%
Rate of compensation increase                        3.00%            3.00%            3.00%            3.00%

COMPONENTS OF NET PERIODIC BENEFIT COST

Service cost                           139          178          143          169
Interest cost                          220          146          193          131
Expected return on plan assets        (237)        (179)        (208)        (154)
Amortization of net gain                (2)          (1)          --           --
Employee contributions                 (35)         (54)         (37)         (50)
                                     -----        -----        -----        -----
Net periodic benefit cost            $  85        $  90        $  91        $  96
                                     =====        =====        =====        =====

11.      SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK:

         The Company's ten largest customers accounted for approximately 50%, 50% and 49% of net sales for the years ended December 31, 2001, 2000 and 1999, respectively, and approximately 42%, 56% and 50% of accounts receivable at December 31, 2001, 2000 and 1999, respectively. The credit risk on trade receivables is controlled through credit approvals, limits and monitoring procedures. Sales to customers in excess of 10% of consolidated net revenues are as follows:

                                                            December 31,        December 31,     December 31
       Customer                                                 2001                2000             1999
                                                            ------------        -----------      -----------
       A.                                                   $     14,400        $    19,604      $    24,514

         The Company maintains its cash accounts primarily with major financial institutions, and had bank balances at December 31, 2001 and 2000 that exceeded FDIC insurance limits by $34 and $0, respectively.

12.      RESTRUCTURING CHARGE:

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

13.      DISCONTINUED OPERATIONS:

         During September 1997, the Company adopted a plan to discontinue its Faulkner manufacturing division. A significant amount of the assets of the division were liquidated and the liabilities were settled during 2001, 2000 and 1999. Accordingly, Faulkner is reported as a discontinued operation for the years ended December 31, 2001, 2000 and 1999.

         Net sales from Faulkner were $0 for the years ended December 31, 2001, 2000 and 1999.

         Liabilities of the discontinued operations are $100, $228 and $662 at December 31, 2001, 2000 and 1999, respectively, which primarily consist of remaining warranty obligations.

         The recoveries on the disposal of Faulkner are $128, $451, and $428 at December 31, 2001, 2000 and 1999 respectively.

14.      LITIGATION:

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

15.      DERIVATIVES:

         The Company entered into a three year interest rate cap agreement on April 7, 1998, which was terminated June 30, 2000, to reduce the impact of its floating rate debt. The agreement, based on a notional principal amount of $10,000, entitled the Company to receive payments on the last day of each quarter if the floating Libor rate exceeds the rate of 7.69% stated in the agreement. The payment amount was calculated at the actual Libor rate compared to the stated rate applied to the principal amount. For the period ended December 31, 1999, the floating Libor rate did not exceed the stated interest rate.

16.      SUBSEQUENT EVENT:

         On January 9, 2002 the company entered into a letter of credit totaling $665 which obligates the Company to make payment in the event of a default on an agreement with an insurance company to pay claims incurred. Management does not expect any material losses to result from this off-balance sheet instrument because performance is not expected to be required, and therefore, is of the opinion that the fair value of this instrument is zero.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                     PART 3

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth certain information with respect to the persons who are members of the Board of Directors or executive officers of the Company.

Name                                        Age      Position
---------------------------                 ---      --------------------------------------------
Melvin L. Adams                             56       President and Chief Executive Officer, Director
Gregory G. Guinn                            53       President -- RV Products
Richard L. Schreck                          49       Chief Financial Officer, Secretary, Treasurer
Lonnie L. Snook                             66       Vice President -- RV Manufacturing and
                                                     Engineering
George D. Wyers                             69       Retired, former President -- Marvair, Director
Dean T. DuCray                              61       Director
Lawrence Jones                              70       Director
James A. Urry                               47       Director

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

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS

         The compensation of executive officers of the Company is determined by the Board of Directors of the Company. The following table sets forth information concerning compensation received by the five most highly compensated officers of the Company for services rendered in the fiscal year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE


                                                                                  Long-Term Compensation
                                           Annual Compensation            -------------------------------------
                                        ------------------------------    Options/      LTIP         All Other
Name and Principal Position             Year         Salary      Bonus      SAR(#)     Payouts  Compensation(1)
---------------------------             ----         ------      -----    --------     -------  ---------------
Melvin L. Adams                         2001      $ 250,008   $ 35,551         --        --        $  15,638
President and Chief Executive Officer   2000        250,008     87,280         --        --           15,845
                                        1999        244,174     50,000         --        --           14,181

Gregory G. Guinn                        2001        165,000     12,343         --        --           11,239
President - RVP                         2000        162,500    109,965         --        --           11,174
                                        1999        145,834     95,700         --        --            8,818

Richard L. Schreck                      2001        165,000     23,107         --        --           10,824
Chief Financial Officer, Secretary and  2000        162,500     52,158         --        --           10,574
    Treasurer                           1999        145,834     30,000         --        --           9,773

Lonnie L. Snook                         2001        140,004     13,810         --        --           11,121
Vice President -- RVP Manufacturing     2000        140,004     80,614         --        --           11,819
    and Engineering                     1999        137,504     87,696         --        --            9,602

George D. Wyers                         2001            --         --          --        --               --
Retired, former President - Marvair     2000        183,084     12,057         --        --            1,854
    division                            1999        203,859      9,947         --        --            1,880

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

                                                           Common Stock         Percentage of       Aggregate
                                                           Beneficially            Common             Voting
Name of Beneficial Owner                                       Owned                Stock             Power
------------------------                                       -----                -----             -----
Citicorp Venture Capital, Ltd.("CVC") (1)                  1,196,573.55           65.30(2)            40.66%
    399 Park Avenue
    New York, New York 10043
Melvin L. Adams                                              141,637.30            7.73               13.29%
George D. Wyers                                              138,331.53            7.55               12.98%
Gregory G. Guinn                                              76,348.75            4.17                7.16%
Richard L. Schreck                                            76,348.75            4.17                7.16%
Lonnie L. Snook                                               61,533.75            3.36                5.77%
All directors and executive officers as a group
    (9 persons, including those named above)                 512,324.24           27.96               47.38%

-----------

(1) Includes shares held by employees and affiliates of CVC.

(2) Includes shares of (i) voting Class A Common Stock representing 40.66% of outstanding voting Class A Common Stock, (ii) non-voting Class B Common Stock and (iii) stock warrants.



ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Part 2, Item 8:

                                                                                                  Page
                                                                                                  ----
    Report of Independent Accountants                                                             17
    Consolidated Balance Sheets - December 31, 2001 and 2000                                      18
    Consolidated Statements of Operations - Years ended
       December 31, 2001, 2000, and 1999                                                          19
    Consolidated Statements of Changes in Stockholder's Equity (Deficiency)
       Years ended December 31, 2001, 2000, and 1999                                              20
    Consolidated Statements of Cash Flows - Years ended
       December 31, 2001, 2000, and 1999                                                          21
    Notes to Consolidated Financial Statements                                                    23

(a)(2) The following financial statement schedules are included in Item 14, Part IV of this report.

    Schedule II - Valuation and Qualifying Accounts

    Other financial statement schedules are omitted either because of the absence of the conditions under which they are required or because the required information is contained in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

       None

(c) Exhibits

    Exhibit Number         Description
    --------------         ----------------------------------------------------------------------
          1.               Asset Purchase Agreement among Crispaire Corporation and Airxcel, Inc.
                           and Airxcel Holdings, Inc. dated October 17, 1997.

          2.               Stock Purchase Agreement among William S. Karol and Airxcel, Inc.
                           Dated March 17, 1998.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)




                                        Balance at          Additions                              Balance at
                                        Beginning          Charged to             (1)                End of
Description                              of Year             Expense          Deductions              Year
Allowance for Doubtful Accounts
    Year ended December 31,
       2001                             $      315         $      (20)        $       --            $   295
       2000                                    490                271               (446)               315
       1999                                    478                398               (386)               490

Allowance for Discounts
    Year ended December 31,
       2001                             $      110         $    1,714         $   (1,714)           $   110
       2000                                    103              1,897             (1,890)               110
       1999                                     52              1,440             (1,389)               103

----------

(1)    Deduction for purposes for which reserve was created.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Airxcel, Inc.

    March 13, 2002                       /s/ Melvin L. Adams
-------------------------------          ---------------------------------------
         Date                            Melvin L. Adams
                                         President and Chief Executive Officer

    March 13, 2002                       /s/ Richard L. Schreck
-------------------------------          ---------------------------------------
         Date                            Richard L. Schreck
                                         Secretary/Treasurer and Chief Financial
                                         Officer

    March 13, 2002                       /s/ Lawrence Jones
-------------------------------          ---------------------------------------
         Date                            Lawrence Jones
                                         Director

    March 13, 2002                       /s/ Dean T. DuCray
-------------------------------          ---------------------------------------
         Date                            Dean T. DuCray
                                         Director

    March 13, 2002                       /s/ James A. Urry
-------------------------------          ---------------------------------------
         Date                            James A. Urry
                                         Director

    March 13, 2002                       /s/ George D. Wyers
-------------------------------          ---------------------------------------
         Date                            George D. Wyers
                                         Director