Form 10-Q
period 2002-03-21
AIRXCEL INC
filed 2002-05-01
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

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

                1,000 shares of Common Stock as of March 31, 2002

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                    March 31, 2002  December 31, 2001
                                                                    --------------  -----------------
                                                                      (Unaudited)        (Note 1)
ASSETS
Current Assets:
   Cash and cash equivalents                                          $   1,466         $     583
   Accounts receivable, net                                              15,943            10,818
   Inventories                                                           18,709            22,161
   Other current assets                                                   3,004             2,249
                                                                      ---------         ---------
       Total current assets                                              39,122            35,811
                                                                      ---------         ---------
Property, plant and equipment, net                                       17,571            17,668
Loan financing costs, net                                                 2,281             2,389
Other identifiable intangible assets, net                                24,750            26,572
Goodwill, net                                                            23,539            22,146
                                                                      ---------         ---------
       Total assets                                                   $ 107,263         $ 104,586
                                                                      =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current Liabilities:
   Current portion of long-term debt                                  $     152         $     147
   Cash overdraft                                                         2,585                --
   Accounts payable                                                       8,769             7,507
   Accrued interest                                                       3,734             1,241
   Accrued expenses and other current liabilities                         5,223             5,649
                                                                      ---------         ---------
       Total current liabilities                                         20,463            14,544
                                                                      ---------         ---------
Long-term debt, net of current maturities                               101,214           104,375
Deferred income taxes                                                     3,391             3,391

Commitments and contingencies                                                --                --

Stockholder's equity (deficiency):
   Common Stock                                                               1                 1
   Additional paid-in capital                                            27,322            27,322
   Accumulated deficit                                                  (45,093)          (45,012)
   Accumulated other comprehensive loss                                     (35)              (35)
                                                                      ---------         ---------
       Total stockholder's equity (deficiency)                          (17,805)          (17,724)
                                                                      ---------         ---------
       Total liabilities and stockholder's equity (deficiency)        $ 107,263         $ 104,586
                                                                      =========         =========




           The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)
                                   (UNAUDITED)
                               THREE MONTHS ENDED

                                                 March 31, 2002   March 31, 2001
                                                 --------------   --------------
Net sales                                           $ 37,996         $ 38,072
Cost of sales                                         30,923           30,050
                                                    --------         --------
     Gross profit                                      7,073            8,022
Selling, general and administrative expense            4,540            4,940
Accrued litigation income                                 --            5,049
                                                    --------         --------
       Income from operations                          2,533            8,131
Interest expense, net                                  2,638            3,002
Minority interest                                         --              (32)
Other expense, net                                        11               12
                                                    --------         --------

       Income (loss) before income tax expense          (116)           5,149
Income tax (benefit) expense                             (35)           2,006
                                                    --------         --------

Net income (loss)                                   $    (81)        $  3,143
                                                    ========         ========




           The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                               THREE MONTHS ENDED

                                                          March 31, 2002   March 31, 2001
                                                          --------------   --------------
Cash flows from operating activities:
   Net income (loss)                                        $    (81)        $  3,143
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                             972            1,521
       Amortization of financing costs                           108              107
       Deferred income taxes                                      --            1,919
       Provision for bad debt                                    (45)              95
       Gain on sale of fixed assets                               (3)             (27)
       Minority interest in earnings of subsidiaries              --              (32)
       Changes in assets and liabilities:
         Accounts receivable                                  (5,080)          (2,919)
         Inventories                                           3,452              205
         Other assets                                           (755)           1,253
         Accounts payable                                      1,262           (1,711)
         Accrued expenses and other liabilities                2,067           (3,094)
                                                            --------         --------
           Net cash provided by operating activities           1,897              460
                                                            --------         --------

Cash flows from investing activities:
   Proceeds from sale of fixed assets                              3              100
   Capital expenditures                                         (440)            (277)
   Patent acquisition cost                                        (6)              (2)
                                                            --------         --------
              Net cash used in investing activities             (443)            (179)
                                                            --------         --------

Cash flows from financing activities:
   Proceeds from long-term debt                               29,437           33,354
   Principal payments on long-term debt                      (32,593)         (36,166)
   Cash overdraft                                              2,585            2,585
   Financing cost incurred                                        --               (5)
                                                            --------         --------
           Net cash used in financing activities                (571)            (232)
                                                            --------         --------

           Net increase in cash and cash equivalents             883               49
  Cash and cash equivalents, beginning of period                 583              172
                                                            --------         --------
  Cash and cash equivalents, end of period                  $  1,466         $    221
                                                            ========         ========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

1.   BASIS OF PRESENTATION:

   The accompanying interim consolidated financial statements have not been audited but reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes therein for the fiscal year ended December 31, 2001 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 18, 2002. The results of operations for any interim period are not necessarily indicative of results for the full year or for any quarter.

2.   ORGANIZATION AND BUSINESS:

   Airxcel, Inc. (the "Company") is a wholly-owned subsidiary of Airxcel Holdings Corporation (Holdings); formerly known as RV Holdings Corporation. The Company is a diversified designer, manufacturer and marketer of air conditioners, furnaces, water heaters, cooking appliances and low- voltage compressor refrigerators for the recreation vehicle industry, and wall mount air conditioners, environmental control units and heat pumps for the heating, ventilating and air conditioning industry in the United States, Canada and certain international markets. The recreation vehicle industry is supplied by its RV Products division, Suburban Manufacturing Company and Insta Freeze while the heating, ventilating and air conditioning industry is supplied by the Marvair division, formerly Crispaire division. Due to the similarities of the economic characteristics, production processes, customers, distribution methods and regulatory environment of the company's products, the Company is managed, operated and reported as one segment.

3.   INVENTORIES:

   Inventory consists of the following:

                                                  March 31, 2002    December 31, 2001
                                                  --------------    -----------------
           Raw Materials                             $ 7,306             $ 9,944
           Work-in-process                             4,141               1,896
           Finished goods                              7,262              10,321
                                                     -------             -------
                                                     $18,709             $22,161
                                                     =======             =======

4.   DEBT:

   The Company maintains a Credit Facility with a Bank which permits borrowings at interest rates based on either the bank's base rate or LIBOR. The total commitment under the credit facility is $31,000. Under the Credit Facility the Company is required to maintain compliance with a fixed charge coverage ratio and maintain a minimum effective capital balance. The credit facility is collateralized by accounts receivable, equipment, general intangibles, inventory, and investment property. The Company is in compliance with these ratios at March 31, 2002 and December 31,

2001. Although the first quarter 2002 actual results were less than plan, the Company anticipates that they will continue to comply in 2002 with the financial covenants. Management's current business plan estimates working capital levels and operating profitability. The achievement of this plan is necessary for compliance with various financial covenants during 2002. The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenants; however, there can be no assurance that such amendments or waivers will be obtained.

5.   INCOME TAXES:

   Total taxes differ from the statutory rate due primarily to nondeductible goodwill amortization and state income taxes.

6.   CONTINGENCY:

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

7.   LITIGATION:

   On April 15, 1999, the jury in a case involving patent, trademark and trade dress infringement, Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998) awarded damages against Crispaire for patent infringement in an amount of $9,000. The matter was settled during the first quarter of 2001 and all related legal proceedings have been dismissed. Although the terms of the settlement are confidential, previous accruals exceed any payments made, and there will be no additional charges or accruals as a result of the settlement. The settlement does not require any change in the product offerings of the company.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

   Net sales. Net sales decreased .3% from $38.1 million in 2001 to $38.0 million in 2002. Net sales in the RV industry increased while sales in the telecommunication industry have decreased. The Company believes the sales increase in the RV industry is a result of replacement of depleted inventories at the dealer level. The decrease in the telecommunication industry is primarily due to the continued adverse macroeconomic environment.

   Gross Profit. Gross profit decreased 11.3% from $8.0 million (21% of net sales) in 2001 to $7.1 million (19% of net sales) in 2002. The decrease was principally due to the sales decrease in the telecommunication industry, change in product mix, and increased pricing pressure from competitors.

   Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense decreased 8.2% from $4.9 million in 2001 (13% of net sales) to $4.5 million in 2002 (12% of net sales), primarily due to decreased amortization expense of goodwill due to adoption of SFAS No. 142 and to other fully amortized intangible assets.

   Accrued litigation income. Accrued litigation income decreased as a result of the settlement of the litigation discussed in Note 7 of the notes to the condensed consolidated financial statements.

   Interest expense. Interest expense decreased from $3.0 million in 2001 to $2.6 million in 2002 primarily due to reductions in the average long-term borrowings outstanding.

LIQUIDITY AND CAPITAL RESOURCES

   For the three (3) months ended March 31, 2002, the Company generated $1.9 million in net cash flow from operating activities compared to $.5 million for the comparable period in 2001, primarily as a result of decreased inventory, increased accounts payable, and increased accrued expenses and other liabilities offset by increased accounts receivable, increased other assets and decreased revenues.

   Covenants under the Company's credit facility with the bank restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with a fixed charge coverage ratio and maintain a minimum effective capital balance. The Company is in compliance with these ratios at March 31, 2002 and December 31, 2001. Although the first quarter 2002 actual results were less than plan, the Company anticipates that they will continue to comply in 2002 with the financial covenants. Management's current business plan estimates working capital levels and operating profitability. The achievement of this plan is necessary for compliance with various financial covenants during 2002. The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenants; however, there can be no assurance that such amendments or waivers will be obtained.

   The Company meets its working capital, capital equipment requirements and cash requirements with funds generated internally and funds from agreements with a bank. Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.

NEW ACCOUNTING PRONOUNCEMENTS

   Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" addresses the financial accounting and reporting for goodwill and other intangible assets acquired in a business combination after they have been initially recognized in the financial statements, eliminates amortization of goodwill, and requires that goodwill be tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, goodwill will be tested annually for impairment using a two-step process. The first step is to identify a potential impairment in which the Company has six months from the date of adoption to complete this step. The second step measures the amount of the impairment loss (measured as of the beginning of the year of adoption), and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle.

   The Company is currently performing the first step as described above to determine the impairment loss, if any, on the Company's future consolidated financial position, results of operations or cash flows. The Company expects to complete the impairment tests during the second quarter 2002. The Company has reclassified $1.4 million of assumed workforce from intangible assets to goodwill.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk on variable rate financial instruments: The Company maintains a $31 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the credit facility at an average interest rate of 5.7% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $110,000 annually.

   Market risk on fixed-rate financial instruments: Included in long-term debt are $90 million of 11% Senior Subordinated Notes due 2007. Increases in market interest rates would generally cause a decrease in the fair market value of the Notes and a decrease in market interest rates would generally cause an increase in fair value of the Notes.

                           PART 2 - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

   On April 15, 1999, the jury in a case involving patent, trademark and trade dress infringement, Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998) awarded damages against Crispaire for patent infringement in an amount of $9,000. The matter was settled during the first quarter of 2001 and all related legal proceedings have been dismissed. Although the terms of the settlement are confidential, previous accruals exceed any payments made, and there will be no additional charges or accruals as a result of the settlement. The settlement does not require any change in the product offerings of the company.

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

                                           Airxcel, Inc.

April 30, 2002                             By: /s/ Melvin L. Adams
-------------------------------------      -------------------------------------
Date                                       Melvin L. Adams
                                           President and Chief Executive Officer

April 30, 2002                             By:  /s/ Richard L. Schreck
-------------------------------------      -------------------------------------
Date                                       Richard L. Schreck
                                           Secretary/Treasurer and
                                           Chief Financial Officer