Form 10-Q
period 2002-06-30
AIRXCEL INC
filed 2002-08-14
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       INFORMATION SPECIFIED IN FORM 10-Q
                                (see note below)


(Mark one)


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. YES /XX/    NO / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                1,000 shares of Common Stock as of June 30, 2002

      Note: This information is provided solely to comply with the obligation contained in the indenture agreement governing the Company's Senior
                               Subordinated Notes.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                June 30, 2002    December 31, 2001
                                                                -------------    -----------------
                                                                 (Unaudited)       (Note 1)
ASSETS
Current Assets:
  Cash and cash equivalents                                        $   2,751             583
  Accounts receivable, net                                            17,106          10,818
  Inventories                                                         19,661          22,161
  Deferred income taxes                                                1,758           1,758
  Other current assets                                                   577             491
                                                                   ---------       ---------
      Total current assets                                            41,853          35,811
                                                                   ---------       ---------
Deferred income taxes                                                  6,739              --
Property, plant and equipment, net                                    17,688          17,668
Loan financing costs, net                                              2,173           2,389
Other identifiable intangible assets, net                              2,319           2,788
Goodwill and other indefinite lived intangible assets                 15,873          45,930
                                                                   ---------       ---------
     Total assets                                                  $  86,645       $ 104,586
                                                                   =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current Liabilities:
  Current portion of long-term debt                                $     148       $     147
  Cash overdraft                                                       4,155              --
  Accounts payable                                                    10,396           7,507
  Accrued interest                                                     1,287           1,241
  Accrued expenses and other current liabilities                       6,670           5,649
                                                                   ---------       ---------
     Total current liabilities                                        22,656          14,544
                                                                   ---------       ---------
Long-term debt, net of current maturities                            100,185         104,375
Deferred income taxes                                                     --           3,391

Commitments and contingencies

Stockholder's equity (deficiency):
  Common Stock                                                             1               1
  Additional paid-in capital                                          27,322          27,322
  Accumulated deficit                                                (63,484)        (45,012)
  Accumulated other comprehensive loss                                   (35)            (35)
                                                                   ---------       ---------
     Total stockholder's equity (deficiency)                         (36,196)        (17,724)
                                                                   ---------       ---------
      Total liabilities and stockholder's equity (deficiency)      $  86,645       $ 104,586
                                                                   =========       =========

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    Three Months Ended             Six Months Ended
                                                          June 30,                     June 30,
                                                  ----------------------       -----------------------
                                                    2002          2001           2002           2001
                                                  --------      --------       --------       --------

Net sales                                         $ 46,729      $ 41,804       $ 84,725       $ 79,877
Cost of sales                                       37,523        33,201         68,446         63,251
                                                  --------      --------       --------       --------
  Gross profit                                       9,206         8,603         16,279         16,626
Selling, general and administrative expense          4,371         4,856          8,911          9,797
Accrued litigation income                               --            --             --         (5,049)
                                                  --------      --------       --------       --------
  Income from operations                             4,835         3,747          7,368         11,878
Interest expense, net                                2,602         2,897          5,240          5,899
Minority interest                                       --           (36)            --            (68)
Other expense, net                                      80            26             91             38
                                                  --------      --------       --------       --------

  Income before income tax expense and
   cumulative effect of change in accounting
   principle, net                                    2,153           860          2,037          6,009
Income tax expense                                     826           373            791          2,379
                                                  --------      --------       --------       --------

  Income before cumulative effect of change
   in accounting principle, net                      1,327           487          1,246          3,630
Cumulative effect of change in accounting
   principle, net of income taxes of $10,130            --            --        (19,718)            --
                                                  --------      --------       --------       --------

   Net income (loss)                              $  1,327      $    487       $(18,472)      $  3,630
                                                  ========      ========       ========       ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                SIX MONTHS ENDED


                                                               June 30, 2002  June 30, 2001
                                                               -------------  -------------
Cash flows from operating activities:
  Net income (loss)                                              $(18,472)      $  3,630
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                  1,736          2,760
     Amortization of financing costs                                  216            215
     Deferred income taxes                                        (10,130)         1,919
     Provision for bad debt                                           (16)           122
     Gain on sale of assets                                            (3)           (27)
     Impairment write off of goodwill and trademark costs          29,848             --
     Impairment write off of patent and license agreement              65             --
     Minority interest in earnings of subsidiaries                     --            (68)
     Changes in assets and liabilities:
      Accounts receivable                                          (6,272)        (3,260)
      Inventories                                                   2,500          3,153
      Other assets                                                    (86)         1,082
      Accounts payable                                              2,889         (1,185)
      Accrued expenses and other liabilities                        1,067         (8,298)
                                                                 --------       --------
        Net cash provided by operating activities                   3,342             43
                                                                 --------       --------

Cash flows from investing activities:
  Proceeds from sale of assets                                          3            100
  Capital expenditures                                             (1,096)          (836)
  Patent acquisition cost                                             (47)            --
                                                                 --------       --------
        Net cash used in investing activities                      (1,140)          (736)
                                                                 --------       --------

Cash flows from financing activities:
  Proceeds from long-term debt                                     70,970         74,344
  Principal payments on long-term debt                            (75,159)       (75,223)
  Financing costs incurred                                             --            (14)
  Cash overdraft                                                    4,155          1,611
                                                                 --------       --------
        Net cash provided by (used in) financing activities           (34)           718
                                                                 --------       --------

        Net increase in cash and cash equivalents                   2,168             25
  Cash and cash equivalents, beginning of period                      583            172
                                                                 --------       --------
  Cash and cash equivalents, end of period                       $  2,751       $    197
                                                                 ========       ========

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

1. BASIS OF PRESENTATION:

   The accompanying interim consolidated financial statements have not been audited but reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Regulation S-X. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes therein for the fiscal year ended December 31, 2001 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 18, 2002. The results of operations for any interim period are not necessarily indicative of results for the full year or for any quarter.

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

3. RECLASSIFICATIONS

   The Company has made certain reclassifications in the 2001 financial statements to conform to the current year presentation.

4. INVENTORIES:

   Inventories consist of the following:


                                        June 30, 2002       December 31, 2001
                                        -------------       -----------------

        Raw Materials                       $  9,900              $   9,944
        Work-in-process                        1,978                  1,896
        Finished goods                         7,783                 10,321
                                            --------              ---------
                                            $ 19,661              $  22,161
                                            ========              =========

5. INTANGIBLE ASSETS:

  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. This new accounting standard required that goodwill and indefinite lived assets no longer be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The company engaged an independent appraisal company to assist with the valuation.

  Upon initial application of SFAS No. 142, the Company reassessed the useful lives of the intangible assets and determined that certain trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely and there are no legal or contractual restrictions on their use. In addition, assembled work force and customer base was reclassed to goodwill in accordance with SFAS No. 142. Other trademarks have a finite life and will continue to be amortized over their remaining useful life.

  The Company has three reporting units with goodwill. As determined by the step one assessment for each reporting unit, the estimated fair value, based on a present value valuation, was less than its carrying amount including goodwill. Step two of the assessment indicated there was an impairment, net of tax, of $19,718, which was recorded as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated statement of operations. Since the goodwill impairment was the result of a cumulative effect of change in accounting principle that was effective January 1, 2002, the impairment is not reflected in the second quarter results.

                                                 June 30, 2002    December 31, 2001
                                                 -------------    -----------------
Intangible assets subject to amortization:
  Gross carrying amount:
   Computer software                                $   694           $   694
   Trademarks and contract                            1,454             1,454
   Patents                                            3,677             3,652
   License agreements                                   475               527
                                                    -------           -------
  Subtotal                                          $ 6,300           $ 6,327

  Accumulated amortization:
   Computer software                                $   397           $   331
   Trademarks and contract                              325               310
   Patent                                             3,177             2,833
   License agreements                                    82                65
                                                    -------           -------
  Subtotal                                          $ 3,981           $ 3,539


Intangible assets not subject to amortization:
   Goodwill                                         $12,973           $29,477
   Trademarks                                         2,900            16,453
                                                    -------           -------
  Subtotal                                          $15,873           $45,930

  Amortization expense for the net carrying amount of intangible assets, as of June 30, 2002, is expected to be $516 in 2002, $298 in 2003, $176 in 2004, $81 in 2005, and $81 in 2006.

  The following table adjusts net income (loss) in the prior periods to exclude amortization, net of any related tax effects on goodwill and indefinite lived intangible assets.

                                                 Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                              ----------------------      -----------------------
                                                2002          2001          2002           2001
                                              --------      --------      --------       --------
Net income (loss) as originally reported      $  1,327      $    487      $(18,472)      $  3,630
Add back after-tax effect of:
  Goodwill amortization                             --           226            --            468
  Trademark amortization                            --            94            --            172
                                              --------      --------      --------       --------
Net income (loss) as adjusted                 $  1,327      $    807      $(18,472)      $  4,270
                                              ========      ========      ========       ========

6. DEBT:

  The Company maintains a Credit Facility with a Bank which permits borrowings at interest rates based on either the bank's base rate or LIBOR. The total commitment under the credit facility is $31,000. Under the Credit Facility the Company is required to maintain compliance with a fixed charge coverage ratio and maintain a minimum effective capital balance. The credit facility is collateralized by accounts receivable, equipment, general intangibles, inventory, and investment property. The Company is in compliance with these ratios at June 30, 2002 and December 31, 2001. Management's current business plan estimates working capital levels and operating profitability at sufficient levels to comply with various financial covenants during 2002. The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenants; however, there can be no assurance that such amendment or waiver will be obtained.

7. INCOME TAXES:

   Total income taxes, including taxes related to the cumulative effect of a change in accounting principle, differ from the statutory rate due primarily to nondeductible goodwill impairment charges in 2002 and amortization in 2001, as well as state income taxes.

8. CONTINGENCY:

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

10.  RECENT ACCOUNTING PRONOUNCEMENTS:

  On January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard supercedes both SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and sections of Accounting Principles Board Opinion 30, providing one accounting model with which to review for asset impairment.

  SFAS No. 144 retains much of the recognition and measurement provision of SFAS No. 121, but removes goodwill and other indefinite lived assets from its scope. It also alters the criteria of classifying long-lived assets to be disposed of by sale and changes the method of accounting for the disposal of long-lived assets if other than through a sale. Finally, while this statement retains the basic presentation provisions for discontinued operations, it broadens the definition of a discontinued operation to include a component of an entity. The Company has determined the adoption of this standard did not have a material effect on the consolidated financial position, results of operations or cash flows.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net sales. Net sales increased 11.7% from $41.8 million to $46.7 million in the quarter ended June 30, 2002 as compared to the corresponding quarter of 2001. For the six months ended June 30, 2002 net sales increased 6.0% from $79.9 million to $84.7 million in the same six months of 2001. For the quarter and six months ended June 30, 2002 net sales increased in comparison to the same period of 2001 primarily due to volume growth within the RV industry.

  Gross Profit. Gross profit increased 7.0% from $8.6 million (21% of net sales) to $9.2 million (20% of net sales) in the quarter ended June 30, 2002 as compared to the corresponding quarter of 2001. For the six months ended June 30, 2002 gross profit decreased 1.8% from $16.6 million (21% of net sales) to $16.3 million (19% of net sales) in the same six months of 2001. The decrease was principally due to the sales decrease in the telecommunication industry, change in product mix, and increased pricing pressure from competitors.

  Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense decreased 10.2% from $4.9 million (12% of net sales) to $4.4 million (9% of net sales) in the quarter ended June 30, 2002 as compared to the corresponding quarter of 2001. For the six months ended June 30, 2002 selling, general and administrative expense decreased 9.2% from $9.8 million (12% of net sales) to $8.9 million (11% of net sales) in the same six months as 2001. The decrease was primarily due to decreased amortization expense of goodwill and other indefinite lived intangible assets due to adoption of SFAS No. 142 and to other fully amortized intangible assets and the relatively fixed nature of many of these costs.

  Accrued litigation income. Accrued litigation income decreased as a result of the settlement of the litigation described in Note 9 of the notes to the condensed consolidated financial statements.

  Interest expense. Interest expense decreased from $2.9 million to $2.6 million in the quarter ended June 30, 2002 as compared to the corresponding quarter of 2001 and decreased from $5.9 million to $5.2 million in the six months ended June 30, 2002. Interest expense decreased during the quarter and six months ended June 30, 2002 primarily due to reductions in average long-term borrowings outstanding and decreased average interest rates on outstanding borrowings.

  Cumulative effect of change in accounting principle. Upon adoption of SFAS No. 142, the Company recorded a cumulative effect of a change in accounting principle of $19,718, net of income taxes, relating to the impairment write off of goodwill and trademark costs.

LIQUIDITY AND CAPITAL RESOURCES

  For the six (6) months ended June 30, 2002, the Company generated $3.3 million in net cash flow from operating activities primarily as a result of improved working capital management including reduced inventory levels and increased accounts payable and accrued expenses and other liabilities, as compared to the prior periods. Capital expenditures totaled $1.1 million for the six months ended June 30, 2002, compared to $.8 million for the same period in 2001.

  Cash from financing activities was minimal for the six months ended June 30, 2002 as borrowings under the credit facility approximated repayments.

  The Company recorded a deferred tax asset of $8.6 million during the six months ended June 30, 2002 in conjunction with the impairment write off of goodwill and indefinite lived trademark costs. After assessing future taxable income projections based upon currently available information and considering possible tax planning strategies including alternate financing sources and sale and or leaseback transactions involving appreciated property, management believes it is more likely than not that we will be able to utilize the deferred tax assets recorded in the financial statements. However, if the current business plan estimates of working capital levels and operating profitability are not achieved, the ability to utilize the deferred tax asset could be effected. If it is determined that the Company will not realize all or part of the deferred tax asset in the future, a valuation allowance will be recorded.

  Covenants under the Company's credit facility with the bank restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with a fixed charge coverage ratio and maintain a minimum effective capital balance. At June 30, 2002 the Company is in compliance with such covenants and requirements or has obtained waivers for such requirements.

  The Company meets its working capital, capital equipment requirements and cash requirements with funds generated internally and funds from agreements with a bank. Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover operating requirements in the foreseeable future.

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

Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the credit facility at an average interest rate of 5.0% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $100,000 annually.

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

     N/A

ITEM 5. OTHER INFORMATION

     N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

        None

     b. Reports on Form 8-K

           On May 16, 2002, the Company announced the termination of PricewaterhouseCoopers LLP as its independent auditor and the hiring of Ernst & Young LLP as its new independent auditor.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Airxcel, Inc.

      8/14/02                                /s/ Melvin L. Adams
-------------------------------           ---------------------------------
      Date                                       Melvin L. Adams
                                                 President and Chief Executive
                                                 Officer

      8/14/02                                /s/ Richard L. Schreck
-------------------------------           ---------------------------------
      Date                                       Richard L. Schreck
                                                 Secretary/Treasurer and
                                                 Chief Financial Officer