Form 10-Q
period 2002-09-30
AIRXCEL INC
filed 2002-11-13
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         INFORMATION SPECIFIED FORM 10-Q
                                (see note below)

(Mark one)
[ ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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

              1,000 shares of Common Stock as of September 30, 2002

     Note: This information is provided solely to comply with the obligation contained in the indenture agreement governing the Company's Senior Subordinated
                                     Notes.


                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                     September 30, 2002      December 31, 2001
                                                     ------------------      -----------------
                                                         (Unaudited)                (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents ........................   $   2,132                  $     583
   Accounts receivable, net .........................      12,107                     10,818
   Inventories ......................................      20,026                     22,161
   Deferred income taxes ............................         122                      1,758
   Other current assets .............................         320                        491
                                                        ---------                  ---------
       Total current assets .........................      34,707                     35,811
                                                        ---------                  ---------
Deferred income taxes ...............................       6,739                       --
Property, plant and equipment, net ..................      17,704                     17,668
Loan financing costs, net ...........................       2,065                      2,389
Other identifiable intangible assets, net ...........       2,091                      2,788
Goodwill and other indefinite lived intangible assets      15,873                     45,930
                                                        ---------                  ---------
       Total assets .................................   $  79,179                  $ 104,586
                                                        =========                  =========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
   Current portion of long-term debt ................   $     133                  $     147
   Cash overdraft ...................................       3,419                       --
   Accounts payable .................................       8,578                      7,507
   Accrued interest .................................       3,709                      1,241
   Accrued expenses and other current liabilities ...       7,001                      5,649
                                                        ---------                  ---------
       Total current liabilities ....................      22,840                     14,544
                                                        ---------                  ---------
Long-term debt, net of current maturities ...........      92,168                    104,375
Deferred income taxes ...............................        --                        3,391

Commitments and contingencies

Stockholder's deficiency:
   Common stock .....................................           1                          1
   Additional paid-in capital .......................      27,322                     27,322
   Accumulated deficit ..............................     (63,117)                   (45,012)
   Accumulated other comprehensive loss .............         (35)                       (35)
                                                        ---------                  ---------
       Total stockholder's deficiency ...............     (35,829)                   (17,724)
                                                        ---------                  ---------
       Total liabilities and stockholder's deficiency   $  79,179                  $ 104,586
                                                        =========                  =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                              Three Months Ended   Nine Months Ended
                                                                  September 30,      September 30,
                                                                  -------------      -------------
                                                           2002      2001        2002           2001

                                                           (As restated.             (As restated.
                                                             See Note 7)              See Note 7)

Net sales .........................................   $  40,723   $  37,401    $ 125,448    $ 117,278
Cost of sales .....................................      33,273      30,982      101,719       94,233
                                                      ---------   ---------    ---------    ---------
   Gross profit ...................................       7,450       6,419       23,729       23,045
Selling, general and administrative expense .......       4,165       4,290       12,860       14,087
Accrued litigation income .........................        --          --           --         (5,049)
                                                      ---------   ---------    ---------    ---------
   Income from operations .........................       3,285       2,129       10,869       14,007
Interest expense, net .............................       2,662       2,858        8,118        8,757
Minority interest .................................        --           (37)        --           (105)
Other (income) expense, net .......................          18          (3)         109           35
                                                      ---------   ---------    ---------    ---------

   Income (Loss) before income taxes and
     cumulative effect of change in accounting
     principle ....................................         605        (689)       2,642        5,320
Income tax expense (benefit) ......................         238        (213)       1,029        2,166
                                                      ---------   ---------    ---------    ---------

   Income (Loss) before cumulative effect of change
     in accounting principle ......................         367        (476)       1,613        3,154
Cumulative effect of change in accounting
   principle, net of income taxes of $10,130 ......        --          --        (19,718)        --
                                                      ---------   ---------    ---------    ---------

   Net income (loss) ..............................   $     367   $    (476)   $ (18,105)   $   3,154
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

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                              September 30,     September 30,
                                                                  2002               2001
                                                                  ----               ----
                                                                             (As restated.
                                                                             See Note 7)
Cash flows from operating activities:
   Net income (loss) ......................................   $ (18,105)         $   3,154
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization ......................       2,580              3,997
       Amortization of financing costs ....................         324                324
       Deferred income taxes ..............................      (8,494)             1,919
       Provision for bad debt .............................          10                 43
       Gain on sale of assets .............................          (3)               (27)
       Impairment write off of goodwill and trademark costs      29,848               --
       Impairment write off of patent and license agreement          65               --
       Minority interest in earnings of subsidiaries ......        --                 (105)
       Changes in assets and liabilities:
         Accounts receivable ..............................      (1,299)            (1,652)
         Inventories ......................................       2,135              5,634
         Other assets .....................................        (157)             1,271
         Accounts payable .................................       1,071             (2,407)
         Accrued expenses and other liabilities ...........       4,148             (6,100)
                                                              ---------          ---------
           Net cash provided by operating activities ......      12,123              6,051
                                                              ---------          ---------

Cash flows from investing activities:
   Proceeds from sale of assets ...........................           3                100
   Capital expenditures ...................................      (1,706)            (1,634)
   Patent acquisition cost ................................         (69)                (6)
   Acquisition of license agreement .......................        --                 --
                                                              ---------          ---------
           Net cash used in investing activities ..........      (1,772)            (1,540)
                                                              ---------          ---------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt ...............     109,515            107,838
   Principal payments on long-term debt ...................    (121,736)          (113,754)
   Financing costs incurred ...............................        --                  (16)
   Cash overdraft .........................................       3,419              1,439
                                                              ---------          ---------
           Net cash used in financing activities ..........      (8,802)            (4,493)
                                                              ---------          ---------

  Net increase in cash and cash equivalents ...............       1,549                 18
  Cash and cash equivalents at beginning of period ........         583                172
                                                              ---------          ---------
  Cash and cash equivalents at end of period ..............   $   2,132          $     190
                                                              =========          =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  AIRXCEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

1.   BASIS OF PRESENTATION:

     The accompanying interim consolidated financial statements have not been audited but reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes therein for the fiscal year ended December 31, 2001 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 18, 2002. The results of operations for any interim period are not necessarily indicative of results for the full year or for any quarter.

2.   ORGANIZATION AND BUSINESS:

     Airxcel, Inc. (the "Company") is a wholly-owned subsidiary of Airxcel Holdings Corporation (Holdings); formerly known as RV Holdings Corporation. The Company is a diversified designer, manufacturer and marketer of air conditioners, furnaces, water heaters, cooking appliances and low-voltage compressor refrigerators for the recreation vehicle industry, and wall mount air conditioners, ECUs and heat pumps for the heating, ventilating and air conditioning industry in the United States, Canada and certain international markets. The recreation vehicle industry is supplied by its RV Products division, Suburban Manufacturing Company and Insta Freeze while the heating, ventilating and air conditioning industry is supplied by the Marvair division, formerly the Crispaire division. Due to the similarities of the economic characteristics, production processes, customers, distribution methods and regulatory environment of the company's products, the Company is managed, operated and reported as one segment.

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

3.   RECLASSIFICATIONS

     The Company has made certain reclassifications in the 2001 condensed consolidated financial statements to conform to the current year presentation.

4.   INVENTORIES:

     Inventories consist of the following:

                                   September 30, 2002        December 31, 2001
                                   ------------------        -----------------

    Raw materials                      $ 9,334                    $ 9,944
    Work-in-process                      2,187                      1,896
    Finished goods                       8,505                     10,321
                                       -------                    -------
                                       $20,026                    $22,161
                                       =======                    =======

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

     The Company has three reporting units with goodwill. As determined by the step one assessment for each reporting unit, the estimated fair value, based on a present value valuation, was less than its carrying amount including goodwill. Step two of the assessment indicated there was an impairment, net of tax, of $19,718, which was recorded as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated statement of operations. The goodwill impairment was the result of a cumulative effect of change in accounting principle that was effective January 1, 2002.

                                                         September 30, 2002    December 31, 2001
                                                         ------------------    -----------------
Intangible assets subject to amortization:
  Gross carrying amount:
    Computer software                                         $  694                    $  694
    Trademarks and contract                                    1,454                     1,454
    Patents                                                    3,699                     3,652
    License agreements                                           475                       527
                                                              ------                    ------
  Subtotal                                                    $6,322                    $6,327



                                                             September 30, 2002    December 31, 2001
                                                             ------------------    -----------------
  Accumulated amortization:
    Computer software                                             $   430                    $   331
    Trademarks and contract                                           332                        310
    Patent                                                          3,375                      2,833
    License agreements                                                 94                         65
                                                                  -------                    -------
  Subtotal                                                        $ 4,231                    $ 3,539


Intangible assets not subject to amortization:
    Goodwill                                                      $12,973                    $29,477
    Trademarks                                                      2,900                     16,453
                                                                  -------                    -------
  Subtotal                                                        $15,873                    $45,930

     Amortization expense for the net carrying amount of intangible assets, as of September 30, 2002, is expected to be $524 in 2002, $298 in 2003, $176 in 2004, $81 in 2005, and $81 in 2006.

     The following table adjusts net income (loss) in the prior periods to exclude amortization, net of any related tax effects, on goodwill and indefinite lived intangible assets.

                                               Three Months Ended          Nine Months Ended
                                                   September 30,               September 30,
                                            --------------------------  --------------------------
                                               2002           2001         2002           2001
Net income (loss) as originally reported     $    367     $   (476)     $(18,105)     $  3,154
Add back after-tax effect of:
   Goodwill amortization                         --            236          --             703
   Trademark amortization                        --             86          --             258
                                             --------     --------      --------      --------
Net income (loss) as adjusted                $    367     $   (154)     $(18,105)     $  4,115
                                             ========     ========      ========      ========

6.   INCOME TAXES:

     Total income taxes, including taxes related to the cumulative effect of a change in accounting principle, differ from the statutory rate due primarily to nondeductible goodwill impairment charges in 2002 and amortization in 2001, as well as state income taxes.

7.   RESTATEMENT:

     The Company's financial statements as of September 30, 2001, have been restated to reflect the recognition of the inventory adjustment of $259 as a result of the physical inventory performed in the fourth quarter of 2001. The inventory adjustment relates to the inventory produced throughout fiscal year 2001 and as a result has been recorded in the third quarter of 2001. This restatement has no effect on the Company's annual financial statements for the period ended December 31, 2001. The effect of the restatement is as follows:

                          Three Months Ended         Nine Months Ended
                          September 30, 2001            September 30, 2001
                    --------------------------  --------------------------
                       Previously Previously
                        Reported  as Restated    Reported     as Restated
                     ------------ -----------  ------------   -----------

Cost of sales         $ 30,723      $ 30,982      $ 93,974     $ 94,233
Net income (loss)         (315)         (476)        3,315        3,154

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

10.  RECENT ACCOUNTING PRONOUNCEMENTS

     On January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard supercedes both SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and sections of Accounting Principles Board Opinion 30, providing one accounting model with which to review for asset impairment.

     SFAS No. 144 retains much of the recognition and measurement provision of SFAS No. 121, but removes goodwill and other indefinite lived assets from its scope. It also alters the criteria of classifying long-lived assets to be disposed of by sale and changes the method of accounting for the disposal of long-lived assets if other than through a sale. Finally, while this statement retains the basic presentation provisions for discontinued operations, it broadens the definition of a discontinued operation to include a component of an entity. The Company has determined that the adoption of this standard did not have a material effect on the consolidated financial position, results of operations or cash flows.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NET SALES. Net sales increased 8.8% from $37.4 million to $40.7 million in the quarter ended September 30, 2002 as compared to the corresponding quarter of 2001. For the nine months ended September 30, 2002 net sales increased 6.9% from $117.3 million to $125.4 million in the same nine months of 2001. For the quarter and nine months ended September 30, 2002 net sales increased in comparison to the same period of 2001 primarily due to volume growth within the RV industry.

     GROSS PROFIT. Gross profit increased 17.2% from $6.4 million (17% of net sales) to $7.5 million (18% of net sales) in the quarter ended September 30, 2002 as compared to the corresponding quarter of 2001. For the nine months ended September 30, 2002 gross profit increased 3.0% from $23.0 million (20% of net sales) to $23.7 million (19% of net sales) in the same nine months of 2001. The increase was due to the increased sales, favorable changes in the product mix and cost reductions.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE (INCLUDING AMORTIZATION OF INTANGIBLE ASSETS AND COMPUTER SOFTWARE). Selling, general and administrative expense decreased 2.3% from $4.3 million (11% of net sales) to $4.2 million (10% of net sales) in the quarter ended September 30, 2002 as compared to the corresponding quarter of 2001. For the nine months ended September 30, 2002 selling, general and administrative expense decreased 8.5% from $14.1 million (12% of net sales) to $12.9 million (10% of net sales) in the same nine months of 2001. The decrease was primarily due to decreased amortization expense of goodwill and other indefinite lived intangible assets due to adoption of SFAS No. 142 and to other intangible assets becoming fully amortized and the relatively fixed nature of many of these costs.

     ACCRUED LITIGATION INCOME. Accrued litigation income decreased as a result of the settlement of the litigation described in Note 9 of the notes to the condensed consolidated financial statements.

     INTEREST EXPENSE. Interest expense decreased from $2.9 million to $2.7 million in the quarter ended September 30, 2002 as compared to the corresponding quarter of 2001 and decreased from $8.8 million to $8.1 million in the nine months ended September 30, 2002. Interest expense decreased during the nine months ended September 30, 2002 primarily due to reductions in average long-term borrowings outstanding and declines in the interest rate.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 2002, the Company generated $12.1 million in net cash flow from operating activities compared to $6.1 million for the comparable period in 2001, primarily as a result of the effects of higher sales, better controlled expenses, increased accounts payable, accrued expenses and other current liabilities, and more moderate inventory growth. Capital expenditures totaled $1.7 million for the nine months ended September 30, 2002, compared to $1.6 million for the same period in 2001.

     Cash generated from operating activities was used to repay the Company's existing credit facility and other long term debt by approximately $12.2 million.

     The Company recorded a deferred tax asset of $8.6 million during the nine months ended September 30, 2002 in conjunction with the impairment write off of goodwill and indefinite lived trademark costs. After assessing future taxable income projections based upon currently available information and considering possible tax planning strategies including alternate financing sources and sale and or leaseback transactions involving appreciated property, management believes it is more likely than not that we will be able to utilize the deferred tax assets recorded in the financial statements. However, if the current business plan estimates of working capital levels and operating profitability are not achieved, the ability to utilize the deferred tax asset could be effected. If it is determined that the Company will not realize all or part of the deferred tax asset in the future, a valuation allowance will be recorded.

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

RESTATEMENT

     The Company's financial statements as of September 30, 2001, have been restated to reflect the recognition of the inventory adjustment of $259,000 as a result of the physical inventory performed in the fourth quarter of 2001. The inventory adjustment relates to the inventory produced throughout fiscal year 2001 and as a result has been recorded in the third quarter of 2001. This restatement has no effect on the Company's annual financial statements for the period ended December 31, 2001.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     MARKET RISK ON VARIABLE RATE FINANCIAL INSTRUMENTS: The Company maintains a $31 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the credit facility ($2 million at September 30, 2002) at an average interest rate of 4.5% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $20,000 annually.

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

       a.  Exhibits
              None
       b.Reports on Form 8-K
              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Airxcel, Inc.

       11/13/02                            /s/ Melvin L. Adams
-----------------------              ---------------------------------
         Date                                  Melvin L. Adams
                                               President and Chief Executive
                                               Officer

       11/13/02                            /s/ Richard L. Schreck
-----------------------              ---------------------------------
         Date                                  Richard L. Schreck
                                               Secretary/Treasurer and
                                               Chief Financial Officer