Form 10-K
period 2002-12-31
AIRXCEL INC
filed 2003-03-28
CIK 1050096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                                (see note below)

(Mark one)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/

     Note: This information is provided solely to comply with the obligation contained in the indenture agreement governing the Company's Senior Subordinated Notes.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES /_/ NO /X/

     State the aggregate market value: The Company does not have any publicly traded equity securities.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              1,000 shares of Common Stock as of December 31, 2002


                       DOCUMENTS INCORPORATED BY REFERENCE

The Airxcel, Inc. Form S-4 Registration Statement Under the Securities Act of 1933, portions of which are incorporated by reference into Part IV.

                                     PART I

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

     The Company supplies a variety of air conditioners to several of the world's largest RV original equipment manufacturers ("OEMs"), marketing these products under the popular and well-established "Coleman" brand name. The Company believes that its air conditioners are superior to those of its competitors due to greater air flow capacity, cooling efficiency and more aerodynamic design. Its reputation as a dependable source of high-quality, durable products have resulted in its long term relationships with leading RV manufacturers such as Fleetwood, Winnebago and Jayco, who have relied on the Company for substantially all of their RV air conditioner needs for each of the past ten years. In addition, the Company supplies furnaces, water heaters and cooking appliances to a large number of OEMs under the "Suburban" brand name. Suburban entered the RV heating market over 30 years ago and has a well recognized reputation for innovation, quality and service. Suburban acquired an established water heater line in 1988 and entered the cooking appliance field in 1997. The Suburban product line has many attractive advantages including quieter operation and longer life. Combining these advantages with outstanding customer service, Suburban has longstanding relationships with a number of major OEM customers such as Winnebago, Thor, Fleetwood, and Forest River. Sales to such OEMs provide the Company with a large installed base of products which generates a significant recurring stream of revenue through sales of parts and replacement units in the aftermarket. Aftermarket air conditioner sales to customers such as RV dealers, supply and service centers are achieved primarily through an agreement with The Coast Distribution System, Inc. ("Coast"), the largest wholesale distributor of aftermarket products in the RV industry. The Company believes that Coast's extensive market penetration and large sales force provide broad aftermarket coverage and distribution capabilities which enhance its substantial aftermarket business. The Company also supplies Suburban brand LP gas fired appliances to Coast and a number of other aftermarket distributors. As in its air conditioning products, the Company believes its LP gas appliances offer a greater value and superior performance than those products produced by its competition. In fiscal 2002, as a percentage of Airxcel's net sales, RV industry OEM sales represented 62%, and aftermarket sales represented 17%.

     In addition to serving the RV industry, the Company designs, manufactures and markets specialty wall mount air conditioners, packaged terminal air conditioners with gas heat, ECUs and heat pumps for various applications. Customers are principally school districts and bid and spec mechanical contractors, telecommunication shelter and cabinet manufacturers, telecommunication service providers and their upgrade contractors, and modular construction companies. Sales are generated through manufacturers representatives and a direct sales force for all market segments. The Company believes that it is one of the largest providers of heating, ventilating, air conditioning, and dehumidifying equipment for the individually conditioned classroom market. The Company believes that it will continue to benefit from an increased need for cooling units in the nation's schools due to building codes that mandate fresh air requirements in classrooms, new legislation that requires classroom occupancy reduction, the rebuilding of school system infrastructures and the steadily growing student population. The Company supplies wall mount air conditioners to multiple school districts throughout the country, including the Los Angeles Unified School District, Orange County Florida and Charleston County South Carolina. The Company also believes that it is well-positioned to benefit from a recovery in cellular, wireless, fiber optics and PCS telecommunications markets and the resulting demand for telecommunication cabinets and shelters. These markets are served through OEM accounts like Old English, Miller Structures and Fibrebond. Its focus on customer service and quality control and its strong reputation for its ability to offer a broad and innovative line of products in a timely manner has attracted significant telecommunication providers such as AT&T, Cingular, and Verizon to specify its products for both renovation and new construction. The Company has a leading position in each of its principal specialty markets, through solid relationships with its customers who generally require tailored products and a high level of customer service. The ability to customize products without interruption of its larger production lines allows the Company to work closely with customers to develop and produce equipment that meets their specific needs quickly and efficiently. In fiscal 2002, sales to the telecommunication shelter industry and school industry represented 18% of Airxcel's total net sales, respectively.

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

DEPENDENCE UPON SIGNIFICANT CUSTOMERS

     Airxcel's net sales to Fleetwood Enterprises, Thor Industries, Coast Distribution, Forest River, Winnebago Industries, and Jayco, its largest customers, accounted for approximately 49% of the Company's net sales for 2002. There can be no assurance that the company will maintain or improve these relationships or that the Company will continue to supply these customers at current levels. The loss of a significant portion of sales to any of these customers could have a material adverse effect on the financial position, results of operations or liquidity of the Company. In addition, many of the arrangements that the company has with such customers are by purchase order and terminable at will at the option of either party. A significant decrease or interruption in businesses of any of the Company's significant customers could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

COMPETITIVE CONDITIONS

     The recreation vehicle industry is highly competitive, both as to price and quality of the product. As of December 31, 2002 there were four primary competitors to Airxcel within the industry. The school and telecommunications air conditioning industry is also highly competitive with five major competitors. Although the Company competes with a number of established companies that have greater financial, technological and marketing resources, Airxcel believes it has a competitive advantage due to the following:

Strong Market Position in Principal Niche Markets. The Company has a large share of the total North American RV air conditioning, heating, and water heating market and believes it is one of the largest providers of heating, ventilating, air conditioning, and dehumidifying equipment for the individually conditioned classroom market. Additionally, the company believes it is the largest provider of environmental control equipment of the U.S. telecommunications market. The Company believes that its strong market shares enable it to maintain significant competitive advantages in serving its customers, including manufacturing efficiencies and greater product development and marketing resources. Success in such markets has historically been driven by areas in which the Company believes it compares favorably with its competitors such as strong customer relationships, industry expertise, product quality and speed and reliability of service.

Existing Long-Term Customer Relationships. The Company has long-term relationships with most of its customers, including several of the largest OEMs, major telecommunications companies and equipment manufacturers and school districts. Airxcel has supplied leading OEMs such as Fleetwood, Winnebago and Jayco substantially all of their air conditioner needs for each of the past ten years. The Company believes that such customer loyalty coupled with a focused product line and reputation for meeting high volume production demands have led to its success in the seasonal RV air conditioning industry and provide a significant advantage over competitors. Airxcel has worked closely with its school and telecommunications customers, in some cases for as long as nineteen years, to develop equipment to meet such customers' specialized requirements. To support such equipment, the Company has an extensive network of service dealers across the U.S.

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

High Quality Products, Customer Service and Product Design Capabilities. The Company believes it is recognized as a leader in the RV industry due to its high product quality and customer service. The Company believes that its efficient manufacturing and assembly processes enable it to offer competitively priced products while maintaining high product quality. Because of the seasonal nature of the RV industry, timely delivery of products to OEMs and aftermarket customers has played a critical role in the Company's long-standing success. Similarly, Marvair has developed a strong reputation with its customers for its ability to develop unique solutions to customers' environmental control needs, respond to short lead times and to deliver its products utilizing lean manufacturing methods. In addition, Marvair attained its ISO-9001 certification during 1998. In early 2002 Marvair achieved the most current certification of ISO 9000-2000.

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

NUMBER OF PERSONS EMPLOYED

     As of December 31, 2002, the Company had 923 employees of which 334 were represented by a bargaining agreement which expires October 9, 2003.

ITEM 2. PROPERTIES

     The following table describes the principal facilities utilized by the Company for manufacturing, warehousing, and administrative purposes.

                                            Approximate

         Location                          Square Feet      Owned/Leased
         --------                          -----------      ------------
         Cordele, Georgia                   103,700            Leased
         Cordele, Georgia                   113,000             Owned
         Dayton, Tennessee                  285,000             Owned
         Elkhart, Indiana                    27,000             Owned
         Longwood, Florida                      900            Leased
         Wichita, Kansas                     50,000            Leased
         Wichita, Kansas                    153,000             Owned

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There has been no submission of matters to a vote of security holders during the fourth quarter of fiscal year 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company does not have any publicly traded equity securities.

ITEM 6. SELECTED FINANCIAL DATA

                  Five Year Summary of Selected Financial Data
                             Years Ended December 31
                                 (in thousands)

                                                          2002         2001         2000         1999            1998
                                                          ----         ----         ----         ----            ----
STATEMENT OF OPERATIONS DATA:

    Net sales                                           $159,111     $145,144      $177,896     $183,037       $157,425
    Cost of goods sold                                   129,693      117,867       145,369      144,862        123,581
                                                         -------      -------       -------      -------        -------
    Gross profit                                          29,418       27,277        32,527       38,175         33,844
    Selling, general and administrative expenses          16,462       15,628        16,681       17,146         15,297
    Operating income                                      11,919       13,998        12,141       10,733         16,077
    Income (loss) from continuing operations before
       income taxes, extraordinary item and cumulative
       effect of change in accounting principle              945       2,656            164       (1,685)         3,801
    Cumulative effect of change in accounting
       principle                                         (19,718)          --            --          --              --
    Net income (loss)                                    (19,079)       1,671          (169)      (1,042)          2,251

OTHER DATA:
    Gross margin percentage                                 18.5%        18.8%         18.3%        20.9%          21.5%
    EBITDA (1)                                         $  15,304     $ 19,244     $  18,072    $  16,297      $  20,671
    EBITDA margin percentage                                 9.6%        13.3%         10.2%         8.9%          13.1%
    Cash provided by operating activities              $   8,770     $  6,515     $   7,522    $  12,812      $   2,047
    Cash used in investing activities                     (2,587)      (2,219)       (4,980)      (3,133)       (30,346)
    Cash provided by (used in) financing activities       (6,587)      (3,885)       (2,495)      (9,731)         18,785
    Depreciation and amortization (2)                      3,385        5,246         5,931        5,564          4,594
    Capital expenditures                                   2,498        2,314         3,125        2,638          1,852

BALANCE SHEET DATA (AT END OF PERIOD):
    Working capital (3)                                  $20,136      $21,499       $18,554      $15,781        $23,368
    Total assets                                          79,424      104,586       116,960      118,212        126,590
    Total debt                                            97,914      104,501       107,338      106,910        119,506
    Total stockholders' equity (deficiency)              (37,753)     (17,724)      (19,109)     (18,940)       (17,898)

----------
(1) EBITDA represents earnings before interest expense, net, other nonoperating expense, net, income tax expense, depreciation and amortization. Other nonoperating (income) expenses were $185, $39, $52, $2, and $(92) for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, respectively. EBITDA, as calculated by the Company, may not be similar to the method used by other companies. Airxcel has included information concerning EBITDA because it is relevant for covenant analysis under the Indenture, which defines EBITDA as set forth above for the periods shown, and is presented because it is used by certain investors as a measure of a company's ability to service debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

(2) Excludes depreciation and amortization related to the discontinued Faulkner manufacturing division.

(3) Working capital represents current assets less current liabilities, including net liabilities of the discontinued Faulkner manufacturing division of $0, $100, $228, $662, and $1,290 as of December 31, 2002,
         2001, 2000, 1999, and 1998, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Continuously, the Company evaluates its estimates which are based on various assumptions and historical experience. Actual results may differ from these estimates depending upon a variety of factors.

     The Company recognizes revenue and related direct expenses when the merchandise is shipped. Other operating expenses are recognized as incurred.

     An allowance for doubtful accounts is maintained for uncollectible accounts receivable. An analysis of the historical bad debts and customers' payment trends are performed to evaluate the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $11.2 million, net of allowance for doubtful accounts of $.3 million as of December 31, 2002. In the event the Company's customers are unable to make required payments, revisions to the allowance for doubtful accounts would be required.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. This new accounting standard required that goodwill and indefinite lived assets no longer be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The company engaged an independent appraisal company to assist with the valuation. Upon initial application of SFAS No. 142, the Company reassessed the useful lives of the intangible assets and determined that certain trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely and there are no legal or contractual restrictions on their use. In addition, assembled work force and customer base was reclassified to goodwill in accordance with SFAS No.
142. Other trademarks have a finite life and will continue to be amortized over their remaining useful life. The Company has three reporting units with goodwill. As determined by the step one assessment for each reporting unit, the estimated fair value, based on a present value valuation, was less than its carrying amount including goodwill. Step two of the assessment indicated there was impairment, net of tax, of $19,718, which was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations.

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

     While the Company continually monitors the quality of the products it produces, occasionally product failures occur. An estimated cost of product warranty is recognized at the time the revenue is recognized. The Company estimates the cost of its product warranty obligation based on historical analysis of sales and warranty costs incurred. At December 31, 2002 the warranty reserve balance was $1.9 million. Should actual product failure rate differ from the Company's estimates, a revision to the warranty obligation would be required.

     The Company occasionally writes off obsolete inventory based upon assumptions of future product requirements of its customers. If actual requirements of its customers differ from the Company's estimates, additional inventory write offs may be required.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Net Sales. Net sales increased 9.6% from $145.1 million in 2001 to $159.1 million in 2002. Net sales increased primarily due to volume growth within the RV industry.

     Gross Profit. Gross profit increased 7.7% from $27.3 million (19% of net sales) in 2001 to $29.4 million (19% of net sales) in 2002. The increase was principally due to the increased sales volume.

     Selling, general and administrative expenses (including amortization of intangible assets and computer software). Selling, general and administrative expenses decreased 4.4% from $18.3 million (13% of net sales) in 2001 to $17.5 million (11% of net sales) in 2002, primarily due to decreased amortization expense of goodwill and other indefinite lived intangible assets due to adoption of SFAS No. 142 and to other intangible assets becoming fully amortized. In addition, the decrease in selling, general and administrative expense as a percentage of sales is due to the relatively fixed nature of many of these costs.

     Accrued litigation (income) expense. Accrued litigation income decreased as a result of the settlement of the litigation in 2001 as described in Note 13of the notes to the consolidated financial statements.

     Interest Expense. Interest expense decreased 5.3% from $11.4 million in 2001 to $10.8 million in 2002 primarily due to reductions in average long term borrowings outstanding resulting from improved operating cash flows and decreased average interest rates on outstanding borrowings.

     EBITDA. EBITDA was $19.2 million in 2001 and $15.3 million in 2002. The decrease is primarily due to the decreased accrued litigation income as described above offset by increased gross profit associated with higher sales volumes

     Income from continuing operations before income tax expense, extraordinary item and cumulative effect of change in accounting principle. Income from continuing operations before income tax expense, extraordinary item and cumulative effect of change in accounting principle decreased from $2.7 million in 2001 to $.9 million in 2002 primarily due to decreased accrued litigation income as described above offset by the effects of increased gross profit on higher sales volumes and lower amortization expense associated with intangible assets.

     Cumulative effect of change in accounting principle. Cumulative effect of change in accounting principle increased as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and the impairment charges recorded as further discussed in
Note 2(g) of the notes to the consolidated financial statements.

     Net income (loss). Net income (loss) decreased from net income of $1.7 million in 2001 to a net loss of $19.1 million in 2002 primarily as a result of the cumulative effect of change in accounting principle and the conditions affecting the decreased income from continuing operations as described above.

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

     Selling, general and administrative expenses (including amortization of intangible assets and computer software). Selling, general and administrative expenses decreased 6.2% from $19.5 million (11% of net sales) in 2000 to $18.3 million (13% of net sales) in 2001 primarily due to cost reductions in response to the decline in net sales. The increase in selling, general and administrative expenses as a percentage of sales is due to the relatively fixed nature of many of these costs.

     Accrued litigation (income) expense. Accrued litigation income was the result of the settlement of the litigation in 2001 as described in Note 13 of the notes to the consolidated financial statements.

     Interest expense. Interest expense decreased 4.2% from $11.9 million in 2000 to $11.4 million in 2001 primarily due to reductions in average long term borrowings outstanding resulting from improved operating cash flows and decreased average interest rates on outstanding borrowings.

     EBITDA. EBITDA was $18.1 million in 2000 and $19.2 million in 2001. The increase is primarily due to the accrued litigation income as described above offset by decreased gross profit associated with lower sales volumes.

     Income from continuing operations before income tax expense, extraordinary item and cumulative effect of change in accounting principle. Income from continuing operations before income tax expense, extraordinary item and cumulative effect of change in accounting principle increased from $.2 million 2000 to $2.7 million in 2001 primarily due to accrued litigation income as described above offset by decreased gross profit on lower sales volumes.

     Net income (loss). Net income (loss) improved from a net loss of $.2 million in 2000 to a net income of $1.7 million in 2001 primarily as a result of the conditions affecting the increased income from continuing operations as described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $8.8 million in net cash flow from operating activities for the year ended December 31, 2002 compared to $6.5 million for 2001, primarily as a result of improved gross profit on higher sales volumes, better controlled expenses and improved working capital management.

     Capital expenditures were $2.5 million, $2.3 million, and $3.1 million for the years ended December 31, 2002, 2001, and 2000, respectively. The expenditures include the normal replacement of machinery, equipment and tooling for new product and existing product improvements. Capital expenditures for 2003 are expected to be slightly above the 2002 level.

     Cash used in investing activities in 2000 has otherwise been affected by the November 2000 acquisition of Insta Freeze for approximately $1.4 million. The excess of the purchase price over the estimated fair value of assets acquired of $1.2 million was recorded as goodwill.

     The Company's revolving credit facility with the bank, which matures June 29, 2005, is limited to the lessor of $31 million or 85% of net accounts receivable and 60% of net inventories. The outstanding borrowing on the credit facility at December 31, 2002 is $7.6 million which is approximately $6.5 million less that that outstanding at December 31, 2001 due to improved operating cash flows in 2002. Interest on the revolving credit facility is based on either the bank's base rate or Libor rate plus 2% (3.42% combined rate at December 31, 2002).

     In addition to the revolving credit facility, the Company is party to senior subordinated notes which mature on November 15, 2007. The $90.0 million in notes payable bear interest at 11%, payable semiannually in May and November.

     Additionally, the Company has an outstanding note payable to an individual for a land purchase totaling $.2 million at December 31, 2002 which matures in 2007.

     The Company is also party to capital lease obligations for machinery and equipment and furniture and fixtures, which expire in 2003. Total outstanding capital lease obligations at December 31, 2002 are $.1 million.

     The Company leases buildings, machinery and equipment, office equipment and vehicles which are accounted for as operating leases. Some leases include renewal options and others contain purchase options. Total future commitments under the operating lease agreements amount to $1.3 million.

     The Company is a wholly-owned subsidiary of Airxcel Holdings Corporation ("Holdings"). Holdings has no operating activities and no material assets other than its investment in the Company. Accordingly, Holdings is dependent upon the Company for any cash requirements. Holdings has 9,076,923 shares of $1 par value Series A and Series B exchangeable preferred stock outstanding as of December 31, 2002. The Preferred stock which is exchangeable at the stockholders' option for junior subordinated notes issued by Holdings, is subject to mandatory redemption by Holdings on November 10, 2008 for an amount equal to the original proceeds from sale of the stock plus accrued but unpaid dividends which accrue at 14% annually. Total proceeds plus accrued and unpaid dividends are $21.4 million as of December 31, 2002. The Company is not required to fund the mandatory redemption of these preferred shares.

     Holdings also previously issued $4.0 million of junior subordinated notes to the parent company of a major stockholder in exchange for cash which are due in November 2008. These notes bear interest at 14% payable semiannually in the form of additional junior subordinated notes or cash at the election of Holdings. Such notes and accrued interest totaled $9.6 million as of December 31, 2002. As part of the Marvair acquisition in 1997, Holdings issued $5.3 million of junior subordinated notes (the "PIK Notes") to the seller. The PIK notes, which are due in November 2008, bear interest at 11.4% payable annually in the form of additional junior subordinated notes or cash at the election of Holdings. The PIK notes, and accrued interest, totaled $8.3 million as of December 31, 2002. In February 2003, the Company purchased all of the PIK Notes from the holders of the PIK Notes for an aggregate purchase price of $3.4 million. Although the Company may determine to distribute the PIK Notes to Holdings, subject to compliance with the Company's credit facility, senior subordinated notes and other debt agreements, the Company does not anticipate this will occur in the foreseeable future. Although Holdings is entirely dependent upon the company to service its note obligations and the mandatory redemption provisions of the preferred stock, Holdings would not require cash distributions from the Company for debt service until at least 2008 based upon the stated intent of Holdings' management to elect to make interest payments due on all such notes in the form of additional junior subordinated notes

     All of the obligations of Holdings described above are uncollateralized and are not guaranteed by the Company, however, the Company is currently exploring various options to satisfy these obligations on behalf of Holdings.

     Covenants under the Company's credit facility with the bank restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with a fixed charge coverage ratio and maintain a minimum effective capital balance. The credit facility also contains a subjective acceleration clause. The Company is in compliance with these ratios at December 31, 2002 and 2001. The Company anticipates that they will continue to comply in 2003 with the financial covenants. Management's current business plan estimates working capital levels and operating profitability. The achievement of this plan is necessary for compliance with various financial covenants during 2003. The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenants; however, there can be no assurance that such amendments or waivers will be obtained.

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

     On February 25, 2003 the Company amended its letter of credit to increase the amount to $1.5 million. The letter of credit obligates the Company to make payment in the event of a default on an agreement with an insurance company to pay workers compensation claims incurred. Management does not expect any material losses to result from this arrangement because performance is not expected to be required, and therefore, is of the opinion that the fair value of this instrument is zero.

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

NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 2002 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". This new accounting standard required that goodwill and indefinite lived assets no longer be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

     The company engaged an independent appraisal company to assist with the valuation. Upon initial application of SFAS No. 142, the Company reassessed the useful lives of the intangible assets and determined that certain trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely and there are no legal or contractual restrictions on their use. In addition, assembled work force and customer base was reclassified to goodwill in accordance with SFAS No. 142. Other trademarks have a finite life and will continue to be amortized over their remaining useful life.

     The Company has three reporting units with goodwill. As determined by the step one assessment for each reporting unit, the estimated fair value, based on a present value valuation, was less than its carrying amount including goodwill. Step two of the assessment indicated there was impairment, net of tax, of $19,718, which was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk on variable rate financial instruments: The Company maintains a $31 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the credit facility at an average interest rate of 4.2% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $76,000 annually.

     Market risk on fixed-rate financial instruments: Included in long-term debt are $90 million of 11% Senior Subordinated Notes due 2007. Increases in market interest rates would generally cause a decrease in the fair market value of the Notes and a decrease in market interest rates would generally cause an increase in fair value of the Notes.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
Airxcel, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Airxcel, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholder's equity (deficiency), and cash flows for the year then ended. Our audit also included the 2002 financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Airxcel, Inc. and Subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

                                       /s/ ERNST & YOUNG LLP
                                       ---------------------

Kansas City, Missouri
February 7, 2003, except for Note 14
as to which the date is February 25, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder
Airxcel, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) on page 42 present fairly, in all material respects, the financial position of Airxcel, Inc. and its subsidiaries at December 31, 2001 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, inconformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) on page 42 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP


Kansas City, Missouri
February 13, 2002, except with respect to the 2001 and 2000 transitional disclosures relating to the adoption of Statement of Financial
Accounting Standards No. 142 as described in Note 2, as to which the date is January 1, 2002

                         AIRXCEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                             December 31,       December 31,
                                                                                2002                2001
                                                                           ---------------     ----------------
ASSETS
Current assets:

    Cash and cash equivalents                                              $           179     $            583
    Accounts receivable, net of allowances for doubtful
       accounts of $314 and $295, in 2002 and 2001, respectively                    11,171               10,818
    Inventory                                                                       22,498               22,161
    Prepaid expenses and other current assets                                          387                  172
    Income taxes receivable                                                            - -                  319
    Deferred income taxes                                                            3,552                1,758
                                                                           ---------------     ----------------
       Total current assets                                                         37,787               35,811
                                                                           ---------------     ----------------
Deferred income taxes                                                                4,096                  - -
Property, plant and equipment, net                                                  17,725               17,668
Loan financing costs, net                                                            1,956                2,389
Other identifiable intangible assets, net                                            1,987                2,788
Goodwill and other indefinite lived intangible assets                               15,873               45,930
                                                                           ---------------     ----------------
       Total assets                                                        $        79,424     $        104,586
                                                                           ===============     ================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:

    Current portion of long-term debt                                      $            81     $            126
    Accounts payable                                                                 9,097                7,507
    Warranty reserve                                                                 1,905                1,851
    Accrued interest                                                                 1,239                1,241
    Accrued payroll                                                                  3,357                1,795
    Pension liability                                                                  398                  326
    Other accrued expenses                                                           1,574                1,366
    Liabilities of discontinued operations                                             - -                  100
                                                                           ---------------     ----------------
           Total current liabilities                                                17,651               14,312
Pension liability                                                                    1,693                  232
Long-term debt, less current portion                                                97,833              104,375
Deferred income taxes                                                                  - -                3,391
                                                                           ---------------     ----------------
           Total liabilities                                                       117,177              122,310
                                                                           ---------------     ----------------

Commitments and contingencies (see Notes 1 and 4) Stockholder's equity
(deficiency):

    Common stock, par value $1; 1,000 shares authorized;
       1,000 shares issued and outstanding                                      1                   1
    Additional paid-in capital                                                      27,322               27,322
    Accumulated deficit                                                            (64,091)             (45,012)
    Accumulated other comprehensive loss                                              (985)                 (35)
                                                                           ---------------     ----------------
           Total stockholder's equity (deficiency)                                 (37,753)             (17,724)
                                                                           ---------------     ----------------
           Total liabilities and stockholder's equity (deficiency)         $        79,424     $        104,586
                                                                           ===============     ================

                             See accompanying notes.

                         AIRXCEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                                Years Ended
                                                             ---------------------------------------------------
                                                               December 31,       December 31,      December 31,
                                                             ----------------   ---------------  ---------------
                                                                  2002               2001               2000
                                                             ----------------   ---------------  ---------------
Net sales                                                    $        159,111   $       145,144  $       177,896
Cost of goods sold                                                    129,693           117,867          145,369
                                                             ----------------   ---------------  ---------------
    Gross profit                                                       29,418            27,277           32,527
                                                             ----------------   ---------------  ---------------
Operating expenses:
    Selling, general and administrative                                16,462            15,628           16,681
    Amortization of intangible assets and computer
       software                                                         1,037             2,700            2,805
    Accrued litigation (income) expense                                   - -            (5,049)             900
                                                             ----------------   ---------------  ---------------
    Total operating expenses                                           17,499            13,279           20,386
                                                             ----------------   ---------------  ---------------
    Income from operations                                             11,919            13,998           12,141
Interest expense                                                       10,789            11,436           11,944
Minority interest                                                         - -              (133)             (19)
Other expense, net                                                        185                39               52
                                                             ----------------   ---------------  ---------------
    Income from continuing operations before income
       tax expense, extraordinary item and cumulative
       effect of change in accounting principle                           945             2,656              164
Income tax expense
                                                                          368             1,064              126
                                                             ----------------   ---------------  ---------------
    Income from continuing operations before
       extraordinary item and cumulative effect of change
       in accounting principle                                            577             1,592               38
Discontinued operations:
    Recovery on disposal of Faulkner Manufacturing
       less applicable income tax expense of
       $38, $49, and $174, respectively                                    62                79              277
                                                             ----------------   ---------------  ---------------

       Income before extraordinary item and
         cumulative effect of change in accounting
         principle                                                        639             1,671              315
Extraordinary losses on early extinguishments of
    debt, less applicable income tax benefit of
    $0, $0 and $304, respectively                                        - -               - -               484
Cumulative effect of change in accounting principle,
    net of income taxes of $10,130                                     (19,718)            - -              - -
                                                              ----------------   --------------   --------------
       Net income (loss)                                               (19,079)           1,671             (169)

Other comprehensive loss:
    Minimum pension liability, net of tax of $595
    $22, and $0, respectively                                            (950)              (35)            - -
                                                             ----------------   ---------------  ---------------

Comprehensive income (loss)                                  $        (20,029)  $         1,636  $          (169)
                                                             ================   ===============  ===============

                             See accompanying notes.

                         AIRXCEL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)
                          (in thousands, except shares)

                                                                                     Accumulated
                                   Common Stock       Additional                      Other
                                -------------------    Paid-in     Accumulated    Comprehensive
                                 Shares     Amount     Capital       Deficit           Loss           Total Equity
                                --------   --------   ----------   -------------    -------------    --------------

Balances, January 1, 2000          1,000   $      1   $   26,946   $      (45,887)   $        - -    $    (18,940)
Net loss                             - -        - -          - -             (169)            - -            (169)
                                --------   --------   ----------   --------------   --------------   ------------
Balances, December 31, 2000        1,000          1       26,946          (46,056)            - -         (19,109)
Relinquishment of minority
 interest                           - -        - -           376             - -              - -             376
Net income                          - -        - -          - -             1,671             - -
Dividend to parent                  - -        - -          - -              (627)            - -            (627)
Minimum pension liability, net
 of tax                             - -        - -          - -              - -              (35)            (35)
                               ---------   --------   ----------   --------------   --------------   ------------


Balances, December 31, 2001        1,000   $      1   $   27,322   $      (45,012)   $        (35)   $    (17,724)
Net loss                            - -        - -          - -           (19,079)            - -         (19,079)
Minimum pension liability, net
 of tax                             - -        - -          - -              - -             (950)           (950)
                                --------   --------   ----------    -------------   -------------    ------------

Balances, December 31, 2002        1,000   $      1   $   27,322    $      64,091)  $        (985)   $    (37,753)
                                ========   ========   ==========    =============   =============    ============


                             See accompanying notes.

                         AIRXCEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Years Ended
                                                              --------------------------------------------------
                                                               December 31,     December 31,    December 31,
                                                                  2002              2001             2000
                                                              ---------------   ---------------  ---------------
Cash flows from operating activities:

    Net income (loss)                                          $      (19,079)   $        1,671  $          (169)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation                                                     2,348             2,546            3,126
       Amortization of intangible assets and computer
          software                                                      1,037             2,700            2,805
       Amortization of loan financing costs                               433               432              512
       Provision for bad debts                                             25               (20)             271
       Recovery on disposal of discontinued operations                   (100)             (128)            (434)
       Deferred income taxes                                           (8,686)            1,619             (652)
       (Gain) loss on sale of property, plant and equipment                90               (20)              31
       Minority interest in earnings of subsidiaries                      - -              (133)             (19)
       Impairment write off of goodwill and trademark costs            29,848               - -              - -
       Impairment write off of patent and license agreement costs          65               - -              - -
       Extraordinary losses on early extinguishments of
          debt                                                           - -                - -              489
       Changes in operating assets and liabilities, net of the
       effects of acquisitions:
          Accounts receivable                                            (378)            3,926               76
          Inventory                                                      (337)            4,036             (373)
          Prepaid expenses and other assets                               104             1,456             (347)
          Accounts payable                                              1,590            (2,426)           2,385
          Accrued expenses and other liabilities                        1,810            (9,144)            (179)
                                                              ---------------   ---------------  ---------------
          Net cash provided by operating activities                     8,770             6,515            7,522
                                                              ---------------   ---------------  ---------------

Cash flows from investing activities:

    Proceeds from sale of property, plant and equipment                     3               101                3
    Capital expenditures                                               (2,498)           (2,314)          (3,125)
    Acquisition of patent                                                 (92)               (6)              - -
    Computer software and intangible expenditures                        - -                - -             (485)
    Acquisitions, net of cash acquired                                   - -                - -           (1,373)
                                                              ---------------   ---------------  ---------------
          Net cash used in investing activities                        (2,587)           (2,219)          (4,980)
                                                              ---------------   ---------------  ---------------

Cash flows from financing activities:

    Cash overdraft                                                       - -               (419)          (2,463)
    Proceeds from long-term obligations                               156,004           149,152          193,391
    Principal payments on long-term debt                             (162,591)         (151,975)        (193,071)
    Financing costs incurred                                             - -                (16)            (352)
    Dividend to parent                                                   - -               (627)             - -
                                                              ---------------   ---------------  ---------------
       Net cash used in financing activities                           (6,587)           (3,885)          (2,495)
                                                              ---------------   ---------------  ---------------

       Net increase (decrease) in cash and cash
          equivalents                                                    (404)              411               47
Cash and cash equivalents, beginning of year                              583               172              125
                                                              ---------------   ---------------  ---------------
Cash and cash equivalents, end of year                        $           179   $           583  $           172
                                                              ===============   ===============  ===============

                         AIRXCEL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)


                                                                                Years Ended
                                                              --------------------------------------------------
                                                               December 31,      December 31,    December 31,
                                                                  2002             2001              2000
                                                              ---------------   ---------------  ---------------

Supplemental disclosure of cash flow information:
  Cash paid (received) during the year for:

       Interest                                               $        10,375   $        11,059  $        11,237
       Income taxes, net                                               (1,439)           (1,711)             919

Supplemental non cash investing and financing information:
Airxcel, Inc. purchased certain assets and liabilities of
    Instafreeze, Inc. as follows:
    Tangible assets                                           $           - -      $        - -  $           800
    Intangible assets                                                     - -               - -            1,289
    Liabilities assumed                                                   - -               - -             (188)
    Minority interest                                                     - -               - -             (528)
                                                              ---------------      ------------  ---------------
          Fair value of assets acquired                       $           - -      $        - -  $         1,373
                                                              ===============      ============  ===============


                             See accompanying notes.

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

     The Company is a wholly-owned subsidiary of Airxcel Holdings Corporation, formerly known as RV Holdings Corporation ("Holdings"). The Company is the only subsidiary of Holdings and Holdings has no operating activities and no material assets other than its investment in the Company. Accordingly, Holdings is dependent upon the Company for any cash requirements. However, Holdings does have 1,544,237 shares of $.01 par value common stock and 9,076,923 shares of $1 par value Series A and Series B exchangeable preferred stock outstanding as of December 31, 2002 and 2001. The Preferred stock which is exchangeable at the stockholders' option for junior subordinated notes issued by Holdings, is also subject to mandatory redemption by Holdings on November 10, 2008 for an amount equal to the original proceeds from sale of the stock plus accrued but unpaid dividends which accrue at 14% annually. Total proceeds plus accrued and unpaid dividends were $21,354, $18,618, and $16,232 as of December 31, 2002, 2001 and
2000, respectively. All proceeds generated from the sale of such common and preferred shares have been contributed to the Company. However, the Company is not required to fund the mandatory redemption of these preferred shares. During 1996, Holdings also issued $4,015 of junior subordinated notes to the parent company of a major stockholder in exchange for cash. All proceeds from the issuance of these notes have been contributed to the Company. These notes, which are due in November, 2008, bear interest at 14% payable semiannually in the form of additional junior subordinated notes or cash at the election of Holdings. Such notes, plus accrued interest totaled $9,589, $8,360, and $7,286 as of December 31, 2002, 2001 and 2000, respectively.
As part of the November 10, 1997 Airxcel acquisition of Marvair, Holdings issued $5,304 of junior subordinated notes (the "PIK Notes") to the seller. The proceeds of the PIK Notes and $3,100 of cash received by Holdings through the sale of its common stock was contributed by Holdings to the Company. The PIK notes, which are due in November, 2008, bear interest at 11.4% payable annually in the form of additional junior subordinated notes or cash at the election of Holdings. Such notes, plus accrued interest, totaled $8,299, $7,439 and $7,272 as of December 31, 2002, 2001 and 2000, respectively. All of the notes described above are uncollateralized and are not guaranteed by the Company. Although Holdings is entirely dependent upon the Company to service its note obligations and the mandatory redemption provisions of the Preferred Stock, Holdings would not require cash distributions from the Company for debt service until at least 2008 based upon the stated intent of Holdings' management to elect to make interest payments due on all such notes in the form of additional junior subordinated notes.

     In August 1996, Airxcel Holdings Corporation and Subsidiary consummated exchange offers and adopted amendments to its Restated Certificate of Incorporation pursuant to which the outstanding debt and common stock were restructured (the "Recapitalization"). The objective of the Recapitalization was to refinance existing indebtedness and pay fees and expenses associated with the Recapitalization. As a part of the Recapitalization, new debt was issued including a senior subordinate note. This note was issued with detachable stock warrants to purchase 65,882 shares of Class B Common Stock of Holdings at $.02 per share at any time on or before August 22, 2006. The exercise price is subject to adjustment from time to time in order to prevent dilution of the rights granted under the warrants. The holders of these warrants are entitled to receive dividend payments as if the warrants were exercised immediately prior to the date of record for such dividends. The estimated fair value of the warrants at the date of issuance has been recognized as a reduction of the note payable (as debt discount) in the amount of $218 with the offset to additional paid-in capital on Holdings financial statements. On April 3, 1998 new warrants were issued for 229,662.50 shares of Class B Common Stock of Holdings at $.01 per share at any time on or before April 30, 2008. The new warrants are entitled to the same rights as the existing warrants. Proceeds from the issuance of warrants of $765 were contributed by Holdings to the Company.

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

     b. Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

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

     f. Property, Plant and Equipment: Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

      Buildings and building improvements                     15-45 years
      Furniture and fixtures                                   4-10 years
      Machinery and equipment                                  3-15 years

     Expenditures for repairs and maintenance are charged to operations as incurred. Expenditures which materially increase values, change capacities or extend useful lives of the related asset are capitalized. The cost of an asset and the related accumulated depreciation is removed from the appropriate accounts upon sale of the asset. The resulting gain or loss from the sale is included in operations.

     g. Intangible Assets: The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. This new accounting standard requires that goodwill and indefinite lived assets no longer be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The company engaged an independent appraisal company to assist with the valuation.

     Upon initial application of SFAS No. 142, the Company reassessed the useful lives of the intangible assets and determined that certain trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely and there are no legal or contractual restrictions on their use. In addition, assembled work force and customer base was reclassified to goodwill in accordance with SFAS No. 142. Other tradenames have a finite life and will continue to be amortized over their remaining useful life.

     The Company has three reporting units with goodwill. As determined by the step one assessment for each reporting unit, the estimated fair value, based on a present value valuation, was less than its carrying amount including goodwill, primarily due to the decline in the telecommunications industry. Step two of the assessment indicated there was impairment of goodwill and certain trademark costs, amounting to $19,718 (net of $10,130 in taxes), which was recorded as a cumulative effect of a change in accounting principle in the accompanying 2002 consolidated statement of operations.

     Intangible assets, which are amortized on a straight-line basis over their estimated economic lives, are as follows:

                                                       Amortization       December 31,          December 31
                                                          Period              2002                 2001
                                                     ----------------    ---------------       ---------------
     Intangible assets subject to amortization:
       Gross carrying amount:
         Computer software                                    5 years      $         712         $         694
         Tradename                                           50 years              1,454                 1,454
         Patents                                          5 - 7 years              3,705                 3,652
         License agreements                                  10 years                475                   527
                                                                           -------------         -------------
       Subtotal                                                                    6,346                 6,327

       Accumulated amortization:
         Computer software                                                 $         463         $         331
         Tradename                                                                   339                   310
         Patent                                                                    3,451                 2,833
         License agreements                                                          106                    65
                                                                           -------------         -------------
       Subtotal                                                                    4,359                 3,539
                                                                           -------------         -------------
         Net intangible assets subject to amortization                     $       1,987         $       2,788
                                                                           =============         =============


     Intangible assets not subject to amortization:

         Goodwill                                                          $      12,973         $      29,477
         Trademarks                                                                2,900                16,453
                                                                           -------------         -------------
       Subtotal                                                            $      15,873         $      45,930
                                                                           =============         =============


     Amortization of finite lived intangible assets for the years ended December 31, 2002, 2001 and 2000 was $829, $983, and $1,227, respectively. Amortization for the remaining amount of finite lived intangible assets, as of December 31, 2002, is expected to be $299 in 2003, $263 in 2004, $108 in 2005, $90 in 2006,
and $84 in 2007.

     The following pro forma table reflects the effects of the adoption of SFAS No. 142 on net income (loss) to exclude amortization on goodwill and indefinite lived intangible assets, net of any related tax effects.


                                                                                          December 31,
                                                                                    ----------------------------
                                                                                           2001             2000
                                                                                    -----------     ------------
Income before extraordinary item                                                    $     1,671      $       315
   Goodwill amortization                                                                    962              875
   Trademark amortization                                                                   343              343
                                                                                    -----------      -----------
Income before extraordinary item as adjusted                                        $     2,976      $     1,533
                                                                                    ===========      ===========

Net income (loss) as originally reported                                            $     1,671      $      (169)
Add back after-tax effect of:
   Goodwill amortization                                                                    962              875
   Trademark amortization                                                                   343              343
                                                                                    -----------     ------------
Net income as adjusted                                                              $     2,976     $      1,049
                                                                                    ===========     ============


     h. Impairment of Long Lived Assets: On January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard supercedes both SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and sections of Accounting Principles Board Opinion 30, providing one accounting model with which to review for asset impairment.

     SFAS No. 144 retains much of the recognition and measurement provision of SFAS No. 121, but removes goodwill and other indefinite lived assets from its scope. It also alters the criteria of classifying long-lived assets to be disposed of by sale and changes the method of accounting for the disposal of long-lived assets if other than through a sale. Finally, while this statement retains the basic presentation provisions for discontinued operations, it broadens the definition of a discontinued operation to include a component of an entity. During 2002 the company determined that certain patent and license agreement costs, based on a present value valuation, were impaired. An impairment charge of $65 was recognized and included in other expense.

     i. Loan Financing Costs: Loan financing costs are amortized using the effective yield method over the contracted terms of the related debt.

     j. Income Taxes: The Company and its parent file a consolidated federal income tax return. Deferred income taxes are recorded to reflect the tax consequences in future years of operating loss carry forwards and temporary differences between the tax basis of assets and liabilities and their financial reporting amounts using enacted tax rates for the years in which these items are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is comprised of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     k. Concentration of Credit Risk. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The credit risk on trade receivables is controlled through credit approvals, limits and monitoring procedures. Trade receivables are generally due within 30 days. The majority of the Company's trade receivables are from customers in the RV industry. Credit losses historically have been insignificant. The Company's ten largest customers accounted for approximately 58%, 50% and 50% of net sales for the years ended December 31, 2002, 2001 and 2000, respectively, and approximately 46% and 42% of accounts receivable at December 31, 2002 and 2001, respectively.. Sales to customers in excess of 10% of consolidated net revenues are as follows:

                 December 31,      December 31,          December 31,
Customer            2002              2001                  2000
             ----------------     -------------         --------------
A.           $         18,604     $      14,400         $       19,604
B.                     18,279            14,080                 11,615


     The Company maintains its cash accounts primarily with major financial institutions, and had bank balances at December 31, 2002 and 2001 that exceeded FDIC insurance limits by $53 and $34, respectively.

     l. Advertising: The Company expenses advertising costs when the expense is incurred and classifies it in selling, general and administrative expense. Total advertising expense amounts to $354, $361, and $374 in 2002, 2001, and 2000, respectively.

     m. Shipping and Handling Costs: The Company records charges to customers for shipping and handling as sales, and costs incurred by the Company as cost of goods sold.

     n. Fair Value of Financial Instruments: The stated values of financial instruments as of December 31, 2002, 2001 and 2000, excluding the $90 million of senior subordinated notes, approximate fair market value. The fair value of the Company's senior subordinated notes is $73.8 million at December 31, 2002 based on the quoted market price for the same issue or similar issues.

     o. Reclassification: Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

     p. Collective Bargaining Agreement: As of December 31, 2002, the Company had 923 employees of which 36% were represented by a bargaining agreement that expires October 9, 2003.

3. SUMMARY BALANCE SHEET DATA:

     Inventory consists of the following:

                                               December 31,       December 31,
                                                  2002               2001
                                            ------------------  ---------------
Raw materials ..........................         $ 9,431             $ 9,944
Work-in-process ........................           2,104               1,896
Finished goods .........................          10,963              10,321
                                                 -------             -------
                                                 $22,498             $22,161
                                                 =======             =======


     Property, plant and equipment, including amounts under capital leases, consist of the following:



                                               December 31,       December 31,
                                                  2002               2001
                                            ------------------  ---------------
Land and land improvements ..............        $ 1,235             $ 1,235
Buildings and building improvements .....          7,873               7,825
Machinery and equipment .................         22,592              19,960
Furniture and fixtures ..................          1,665               1,424
Construction in process .................            440               1,037
                                                --------            --------
                                                  33,805              31,481
Less accumulated depreciation ...........        (16,080)            (13,813)
                                                --------            --------
Net .....................................        $17,725             $17,668
                                                ========            ========

4. LONG-TERM DEBT:

     Long-term debt consists of the following:


                                                                                December 31,      December 31,
                                                                                    2002              2001
                                                                             ------------------ ----------------

Note payable to bank under a $31,000 revolving line of credit, maturing on June
    29, 2005, with interest at bank's base rate or Libor plus 2% (3.42% at

    December 31, 2002) payable monthly.                                      $            7,583 $         14,125
Senior subordinated notes, with interest at 11% payable
    semiannually on May 15 and November 15, commencing on
    May 15, 1998, due November 15, 2007                                                  90,000           90,000
Note payable to individual for land purchase, with interest
    at 7.6%, due in monthly principal and interest payments
    of $4 through April 1, 2007, collateralized by the land                                 195              232
Capital leases                                                                              136              144
                                                                             ------------------ ----------------
                                                                                         97,914          104,501
Current portion of long term debt                                                           (81)            (126)
                                                                             ------------------ ----------------
                                                                             $           97,833 $        104,375
                                                                             ================== ================


     Covenants under the Company's credit facility with the bank restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with a fixed charge coverage ratio and maintain a minimum effective capital balance, as defined. The credit facility also contains a subjective acceleration clause, the application of which is not anticipated. The credit facility is collateralized by accounts receivable, equipment, general intangibles, inventory, and investment property. The Company is in compliance with these ratios at December 31, 2002 and 2001. The Company anticipates that they will continue to comply in 2003 with the financial covenants based on estimates of working capital levels and operating profitability included in management's current business plan for 2003. The achievement of this plan is necessary to comply with the various financial covenants during 2003. The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenants; however, there can be no assurance that such amendments or waivers will be obtained.

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

     Principal maturities of long-term debt, and capital lease amortization, based on balances outstanding at December 31, 2002 for each of the five succeeding years are as follows:

                                                              Capital Leases
                                          -----------------------------------------------------------------------
                           Long-term         Minimum                                 Net Present
                              Debt        Lease Payment         Interest                Value           Total
                         -------------    -------------    ------------------       -------------   -------------
       2003                         37                   51                 7                  44              81
       2004                         43                   29                 5                  24              67
       2005                      7,630                   29                 3                  26           7,656
       2006                         50                   29                 2                  27              77
       2007                     90,018                   15               - -                  15          90,033
                         -------------    -----------------     -------------       -------------   -------------
                         $      97,778    $             153     $          17       $         136   $      97,914
                         =============    =================     =============       =============   =============


     Property, plant and equipment include the following amounts for capital leases:


                                                                    December 31,
                                                                       2002
                                                                    ------------
Machinery and equipment ............................                    $200
Furniture and fixtures .............................                     136
                                                                       -----
                                                                         336

Less accumulated depreciation ......................                    (158)
                                                                       -----
Net property, plant and equipment...................                    $178
                                                                       =====


5. STOCK OPTION PLANS:

     On May 23, 2000, Holdings adopted a Stock Option Plan for key employees and/or directors of the Company to purchase up to 324,667.37 shares of Class A Common Stock of Holdings at $1 per share. When granted, the stock options may be exercised after the "trigger date", and will expire at the earlier of 15 years from the date the plan is adopted or the date the employee ceases to be an employee of the company. As defined in the Stock Option Plan, the "trigger date" is the date on which the majority shareholder of Holdings has disposed of 60% or more of the securities held by it on January 1, 1998 (i.e. common stock, preferred stock and notes purchased by the majority shareholder) for cash and/or marketable securities. The number of stock options that may be exercised is based on the estimated annual interest rate of return as of the trigger date as set forth in the plan agreement. No compensation expense relating to this stock option plan will be recorded until the trigger date.

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to the Company's employees is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has not recorded any compensation expense for the years ended December 31, 2002, 2001, and 2000.

6. INCOME TAXES:

     The significant components of the net deferred income tax asset (liability) recognized in the accompanying consolidated balance sheets are as follows:

                                                                               December 31,      December 31,
                                                                                   2002              2001
                                                                           ------------------  -----------------
Provision for discontinued operations                                      $      - -           $           38
Accrued reserves and liabilities                                                   2,481                 3,074
Depreciation                                                                      (2,610)               (2,223)
Intangibles                                                                        6,091                (2,738)
AMT tax credit carry forwards                                                        310                   - -
Federal net operating loss carry forwards, expiring
    beginning in 2021                                                                816                   - -
State income tax net operating loss carry forwards,
    expiring beginning 2010                                                          560                   216
                                                                          --------------       ---------------
                                                                                   7,648                (1,633)
Less current deferred income taxes                                                 3,552                 1,758
                                                                          --------------       ----------------
Total noncurrent deferred income taxes                                    $        4,096       $        (3,391)
                                                                          ==============       ===============


     At December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $2,400 and $6,400, respectively, which is available to offset future taxable income. Utilization of the net operating loss carryforwards could be subject to certain limitations in the event of changes in ownership of the Company.

     The components of income tax (benefit) expense from continuing operations, exclusive of taxes related to the extraordinary items and cumulative effect of change in accounting principle, are as follows:


                                                           December 31,       December 31,       December 31,
                                                               2002               2001               2000
                                                         ----------------  ------------------  -----------------
Current                                                     $      (1,038)   $          (505)      $         831
Deferred                                                            1,406              1,569                (705)
                                                            -------------    ---------------       -------------
    Income tax expense                                      $         368    $         1,064       $         126
                                                            =============    ===============       =============


     Income tax expense from continuing operations differed from the amounts computed by applying the federal statutory rate to pretax income as follows:


                                                            December 31,      December 31,       December 31,
                                                                2002              2001               2000
                                                          ---------------  ------------------  -----------------
Income tax expense computed by applying
    the federal statutory rate                              $        321       $         930      $          50
Minority interest                                                    - -                 (46)                12
State income taxes, net of federal income tax
    benefit                                                           43                  94                  6
Nondeductible amortization expense                                   - -                 167                149
Other                                                                  4                 (81)               (91)
                                                          --------------     ---------------       ------------
  Income tax expense from continuing operations           $          368     $         1,064       $        126
                                                          ==============     ===============       ============


7. EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT:

     On June 30, 2000, the Company refinanced its Credit Facility with another bank. The related unamortized loan financing costs were recorded as an extraordinary loss on early extinguishment of debt of $484 (net of a $304 income tax benefit).

8. ACQUISITION OF INSTA FREEZE, LLC, FORMERLY INSTAFREEZE, INC.:

     On November 3, 2000, the Company completed the acquisition of the business of Insta Freeze. The acquisition was funded with proceeds from the existing revolving credit facility (see Note 4). The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective fair values as of the date of the acquisition. Due to the immaterial size of the acquisition, presentation of pro forma operating results are not required.

9. COMMITMENTS:

     The Company leases buildings, machinery and equipment, office equipment and vehicles which are accounted for as operating leases. Some leases include renewal options and others contain purchase options. Total rental expense for operating leases was $779, $823 and $945 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Commitments for future minimum lease payments under noncancellable leases as of December 31, 2002 are as follows:


                                                                   Operating
                                                                     Leases
                                                                --------------
    2003                                                          $      501
    2004                                                                 340
    2005                                                                 278
    2006                                                                 230
    2007                                                                   3
                                                                  ----------
                                                                  $    1,352
                                                                  ==========

10. BENEFIT PLAN:

     Substantially all employees of the RV Products division and the Marvair division are eligible to participate in the 401(k) plans offered by each company. Subject to certain conditions, the divisions may match up to 30% of the employees' contributions, respectively, up to a maximum of 6% of the employees' annual salary. In addition, the divisions can make an additional contribution determined at the discretion of the Company's Board of Directors. The Company's contribution to its 401(k) plans for the years ended December 31, 2002, 2001 and 2000 totaled $303, $346 and $379, respectively.

     Suburban sponsors two contributory defined benefit pension plans, the Suburban Manufacturing Company Retirement Plan ("Plan 1") and the Suburban Manufacturing Company Retirement Plan for Bargaining Employees ("Plan 2"). The plans cover substantially all Suburban Manufacturing Company employees meeting certain eligibility requirements. Assets of the plans consist of various marketable securities and investments in bond funds. The Company's funding policy is to contribute amounts that are sufficient, when added to participants' contributions, to fund the retirement benefits of all participants in accordance with the requirements of the Internal Revenue Code. The plans actuarial measurement dates are September 30, 2002 and 2001.

     In accordance with SFAS No. 87, "Employers' Accounting for Pensions" an additional minimum pension liability for pension plans with accumulated benefits in excess of plan assets must be recognized. At December 31, 2002, a minimum pension liability adjustment of $985

(net of income tax benefit of $617) is included in the accompanying consolidated balance sheets.


                                               December 31, 2002       December 31, 2001
                                           ------------------------  ---------------------
                                                  Plan 1     Plan 2     Plan 1      Plan 2
                                           -------------- ---------  ---------   ---------
CHANGE IN BENEFIT OBLIGATION

Benefit obligation at September 30 ...            $2,939     $2,218     $2,854     $1,916
Service cost .........................               163        218        139        178
Interest cost ........................               218        164        220        146
Benefits paid ........................               (66)      (114)       (74)       (85)
Actuarial gain (loss) ................               157         68       (305)       (13)
Change in assumptions ................               400        291        105         76
                                                 -------    -------    -------    -------
Benefit obligation at September 30 ...            $3,811     $2,845     $2,939     $2,218
                                                 -------    -------    -------    -------

CHANGE IN PLAN ASSETS
Fair value of plan assets
at September 30 ......................            $2,414     $1,849     $2,776     $2,043
Employer contributions ...............               179        113         16         94
Employee contributions ...............                35         68         35         63
Actual return on plan assets .........              (283)      (220)      (339)      (266)
Benefits paid ........................               (66)      (114)       (74)       (85)
                                                 -------    -------    -------    -------
Fair value of plan assets
at September 30 ......................            $2,279     $1,696     $2,414     $1,849
                                                 -------    -------    -------    -------

Unfunded status ......................            $1,532     $1,149       $525       $369
Unrecognized net actuarial gain (loss)            (1,116)    (1,005)       (72)      (284)
Employer contribution after
measurement date .....................               (27)       (45)       (37)       - -
Adjustment to recognize minimum
liability ............................               857        745        - -         57
                                                 -------    -------    -------    -------
Accrued benefit cost .................            $1,246       $844       $416       $142
                                                 =======    =======    =======    =======

Weighted-average assumptions as of September 30:

Discount rate ..................................    6.75%      6.75%     7.50%      7.50%
Expected return on plan assets .................    8.50%      8.50%     8.50%      8.50%
Rate of compensation increase ..................    3.00%      3.00%     3.00%      3.00%

COMPONENTS OF NET PERIODIC BENEFIT COST

Service cost ...................................    $163       $218      $139       $178
Interest cost ..................................     218        164       220        146
Expected return on plan assets .................    (208)      (161)     (237)      (179)
Amortization of net gain .......................     - -          6        (2)        (1)
Employee contributions .........................     (31)       (55)      (35)       (54)
                                                   -----      -----     -----      -----
Net periodic benefit cost ......................    $142       $172       $85        $90
                                                   =====      =====     =====      =====


11.  RESTRUCTURING CHARGE:

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

12. DISCONTINUED OPERATIONS:

     During September 1997, the Company adopted a plan to discontinue its Faulkner manufacturing division. A significant amount of the assets of the division were liquidated and the liabilities were settled during 2002, 2001 and 2000. Accordingly, Faulkner is reported as a discontinued operation for the years ended December 31, 2002, 2001 and 2000.

     There were no sales from the Faulkner division for the years ended December 31, 2002, 2001 and 2000.

     Liabilities of the discontinued operations were $0, $100 and $228 at December 31, 2002, 2001 and 2000, respectively, which primarily consist of remaining warranty obligations.

     The recoveries on the disposal of Faulkner were $100, $128, and $451 at December 31, 2002, 2001 and 2000 respectively.

13. LITIGATION:

     On April 15, 1999, the jury in a case involving patent, trademark and trade dress infringement, Bard Manufacturing Company et al. v. Crispaire Corporation, No. 3:95-CV-7103 (N.D. Ohio 1998) awarded damages against Crispaire for patent infringement in an amount of $9,000. The matter was settled during the first quarter of 2001 and all related legal proceedings have been dismissed. Although the terms of the settlement are confidential, previous accruals exceed any payments made, and there will be no additional charges or accruals as a result of the settlement. The remaining accrual at the date of settlement was written off to income and is included in the accompanying 2001 consolidated statement of operations. The settlement does not require any change in the product offerings of the Company.

     In addition to the claim that was previously described, the Company is a party to various other litigation matters incidental to the conduct of its business. Management does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

14. SUBSEQUENT EVENT:

     On January 9, 2003 the Company amended its Credit Facility with a bank to reduce the total commitment to $25,000.

     On February 19, 2003, the company purchased all of the PIK notes from the holders for an aggregate purchase price of $3,448. Although the Company may determine to distribute the PIK Notes to Holdings, subject to compliance with the Company's credit facility, senior subordinated notes and other debt agreements, the Company does not anticipate this will occur in the foreseeable future.

     On February 25, 2003 the Company amended its letter of credit to increase the amount to $1,464. The letter of credit obligates the Company to make payment in the event of a default on an agreement with an insurance company to pay workers compensation claims incurred. Management does not expect any material losses to result from this arrangement because performance is not expected to be required, and therefore, is of the opinion that the fair value of this instrument is zero.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 16, 2002, Airxcel, Inc. (the "Company") dismissed
PricewaterhouseCoopers LLP as its independent auditor. The decision to dismiss PricewaterhouseCoopers LLP was approved by its Board of Directors.

     The reports of PricewaterhouseCoopers LLP on the financial statements of the Company for each of the years ended December 31, 2000 and 2001 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with its audits for the years ended December 31, 2000 and 2001 and through the interim period between December 31, 2001 and May 16, 2002, there were no disagreements between the Company and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused it to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years.

     During the years ended December 31, 2000 and 2001, and the interim period between December 31, 2001 and May 16, 2002 there were no reportable events (as defined in Item 301(a) (1) (v) of Regulation S-K promulgated by the Securities and Exchange Commission) except that in connection with its audit for the year ended December 31, 2001, PricewaterhouseCoopers LLP reported to the Board of Directors a material weakness in the inventory system at the Company's Marvair division. The Company has authorized PricewaterhouseCoopers LLP to respond fully to Ernst & Young LLP (successor auditor) concerning this matter.

     The Company has engaged Ernst & Young LLP as its new independent auditor, effective May 21, 2002. During the years ended December 31, 2000 and 2001, and the interim period between December 31, 2001 and May 16, 2002, the Company did not consult with Ernst & Young regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company's financial statements or (iii) any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information with respect to the persons who are members of the Board of Directors or executive officers of the Company.

Name                                Age     Position
------------------                  ---     ----------------------------------------
Melvin L. Adams                     57      President and Chief Executive Officer, Director
Gregory G. Guinn                    54      President -- RV Products
Richard L. Schreck                  50      Chief Financial Officer, Secretary, Treasurer
Lonnie L. Snook                     67      Vice President -- RV Manufacturing and
                                            Engineering

George D. Wyers                     70      Retired, former President -- Marvair, Director
Dean T. DuCray                      62      Director
Lawrence Jones                      71      Director
James A. Urry                       48      Director


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

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS

     The compensation of executive officers of the Company is determined by the Board of Directors of the Company. The following table sets forth information concerning compensation received by the five most highly compensated officers of the Company for services rendered in the fiscal year ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE


                                                                       Long-Term Compensation
                                           Annual Compensation         ----------------------
                                        ------------------------------   Options/      LTIP      All Other
Name and Principal Position             Year        Salary     Bonus      SAR(#)     Payouts  Compensation(1)
---------------------------             ----   ------------  ---------    --------   -------  ---------------
Melvin L. Adams                         2002   $    289,585  $ 100,000         - -        - -        $  17,180
President and Chief Executive Officer   2001        250,008     35,551         - -        - -           15,638
                                        2000        250,008     87,280         - -        - -           15,845

Gregory G. Guinn                        2002        176,875     67,320         - -        - -           11,662
President - RVP                         2001        165,000     12,343         - -        - -           11,239
                                        2000        162,500    109,965         - -        - -           11,174

Richard L. Schreck                      2002        176,875     75,000         - -        - -           11,427
Chief Financial Officer, Secretary and  2001        165,000     23,107         - -        - -           10,824
    Treasurer                           2000        162,500     52,158         - -        - -           10,574

Lonnie L. Snook                         2002        140,004     57,122         - -        - -           11,860
Vice President -- RVP Manufacturing     2001        140,004     13,810         - -        - -           11,121
    and Engineering                     2000        140,004     80,614         - -        - -           11,819

George D. Wyers                         2002           - -        - -         - -         - -             - -
Retired, former President - Marvair     2001           - -        - -         - -         - -             - -
    division                            2000        183,084     12,057        - -         - -            1,854

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

                                                    Common Stock Percentage of
                                                            Aggregate
                                                   ------------------------------
                                                    Beneficially          Common               Voting
Name of Beneficial Owner                              Owned                Stock                Power
------------------------                            -----------           -------             --------
Citicorp Venture Capital, Ltd.("CVC") (1)           1,196,573.55           65.30(2)             40.66%
399 Park Avenue
New York, New York 10043

Melvin L. Adams                                       141,637.30            7.73                13.29%
George D. Wyers                                       138,331.53            7.55                12.98%
Gregory G. Guinn                                       76,348.75            4.17                 7.16%
Richard L. Schreck                                     76,348.75            4.17                 7.16%
Lonnie L. Snook                                        61,533.75            3.36                 5.77%
All directors and executive officers as a group
    (9 persons, including those named above)          512,324.24           27.96                47.38%

-----------

(1) Includes shares held by employees and affiliates of CVC.

(2) Includes shares of (i) voting Class A Common Stock representing 40.66% of outstanding voting Class A Common Stock, (ii) non-voting Class B Common Stock and (iii) stock warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

     In response to adoption of the Sarbanes-Oxley Act of 2002, the Company formalized its disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer met with members of management, members of the financial accounting and legal departments, and the Company's independent auditors to discuss and evaluate the Company's disclosures and the effectiveness of the disclosure controls and procedures. Based on these discussions, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures was effective and enabled the Company to disclose all material financial and non-financial information affecting its businesses. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls after the date of the evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements are included in Part 2, Item 8:

                                                              Page
                                                              ----

Report of Independent Accountants ..........................   17
Consolidated Balance Sheets - December 31, 2002 and 2001 ... 19 Consolidated Statements of Operations - Years ended
December 31, 2002, 2001, and 2000 ..........................   20
Consolidated Statements of Stockholder's Equity (Deficiency)
Years ended December 31, 2002, 2001, and 2000 ..............   21
Consolidated Statements of Cash Flows - Years ended
December 31, 2002, 2001, and 2000 ..........................   22
Notes to Consolidated Financial Statements .................   24

(a)(2) The following financial statement schedules are included in Item 15, Part IV of this report.

     Schedule II - Valuation and Qualifying Accounts

     Other financial statement schedules are omitted either because of the absence of the conditions under which they are required or because the required information is contained in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

          None

(c) Exhibits

     The following exhibits, except exhibit 16.1, are incorporated by reference to the Airxcel, Inc. Form S-4 Registration Statement.

   3.1    Certificate of Incorporation of Airxcel, Inc., as amended.

   3.2    Amended and Restated By-laws of Airxcel, Inc.

   4.1 Indenture dated as of November 10, 1997 between Airxcel, Inc. and United States Trust Company of New York.

   4.2 Purchase Agreement dated as of November 5, 1997 among Airxcel, Inc., Chase Securities Inc. and NationsBanc Montgomery Securities, Inc.

   4.3 Exchange and Registration Rights Agreement dated as of November 10, 1997 among Airxcel, Inc., Chase Securities Inc. and NationsBanc Montgomery Securities, Inc.

   10.1 Amended and Restated Credit Agreement dated as of November 10, 1997 among Airxcel, Inc. and The Chase Manhattan Bank, as Agent.

   10.2 Security Agreement dated as of August 22, 1996 among Recreation Vehicle Products, Inc. and The Chase Manhattan Bank, as agent.

   10.3 Security Agreement and Mortgage -- Trademarks and Patents dated as of August 22, 1996 among Recreation Vehicle Products, Inc. and The Chase Manhattan Bank, as agent.

   10.4 Pledge Agreement dated as of August 22, 1996 among Recreation Vehicle Products, Inc. and The Chase Manhattan Bank, as agent.

   10.5 Executive Securities Purchase Agreement dated as of November 10, 1997 by and between Airxcel Holdings, Inc. and the Purchasers.

   10.6 Registration Rights Agreement dated as of August 22, 1996 by and among RV Products Holding Corp., Citicorp Venture Capital, Ltd., Citicorp Mezzanine Partners, L.P., CCT III Partners, L.P., the Executives, and the Individual Investors.

   10.7 Joinder to Registration Rights Agreement dated as of November 10, 1997 by and among Airxcel Holdings, Inc., Citicorp Venture Capital, Ltd., the Existing Stockholders, and the New Executives.

   10.8 Stockholders Agreement dated as of August 22, 1996, as amended by and among RV Products Holding Corp., Citicorp Venture Capital, Ltd., Citicorp Mezzanine Partners, L.P., CCT III Partners, L.P., the Executives and the Individual Investors.

   10.9   Stock Purchase Warrant dated as of August 22, 1996.

   10.10 Asset Purchase Agreement effective as of October 17, 1997 by and among Crispaire Corporation, Airxcel, Inc. and Airxcel Holdings, Inc.

   10.11 Distribution Agreement dated as of October 11, 1995 by and between The Coast Distribution System and Recreation Vehicle Products, Inc.

   10.12 Agreement dated as of October 6, 1997 by and between Crispaire Corporation and the Los Angeles Unified School District.

   10.13 Agreement dated as of October 6, 1997 by and between Crispaire Corporation and the Los Angeles Unified School District.

   10.14 Agreement dated as of October 6, 1997 by and between Crispaire Corporation and the Los Angeles Unified School District.

   10.15 Executive Employment Agreement dated as of November 10, 1997 by and among Airxcel, Inc. and T.K. Sellers, Jr.

   10.16 Executive Employment Agreement dated as of November 10, 1997 by and among Airxcel, Inc. and George D. Wyers.

   10.17 Executive Employment Agreement dated as of November 10, 1997 by and among Airxcel, Inc. and David Shuford.

   10.18 Trademark License Agreement by and between the Coleman Company, Inc. and Coleman R.V. Products, Inc. dated as of May 1, 1991.

   10.19 Trademark License Agreement by and between the Canadian Coleman Company, Ltd. and Coleman R.V. Products, Inc. dated as of May 1, 1997.

   10.20 Second Amended and Restated Credit Agreement dated as of March 17, 1998 among Airxcel, Inc., KODA Enterprises Group, Inc., the Guarantors at any time party thereto, the Lenders named thereto and The Chase Manhattan Bank, as Agent.

   10.21 Stock Purchase Agreement among William S. Karol and Airxcel, Inc. dated March 17, 1998.

   16.1   Letter regarding change in certifying accountant dated May 22, 2002.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                        Balance at                            Additions          Balance at
                                        Beginning          Charged to            (1)               End of
Description                              of Year            Expense          Deductions             Year
-----------------                      -----------        -----------        ----------         --------------

Allowance for Doubtful Accounts
    Year ended December 31,

       2002                             $      295         $       25        $        (6)         $       314
       2001                                    315                (20)               - -                  295
       2000                                    490                271               (446)                 315

Allowance for Discounts
    Year ended December 31,

       2002                             $      110         $    2,148        $    (2,087)         $       171
       2001                                    110              1,714             (1,714)                 110
       2000                                    103              1,897             (1,890)                 110



1. Deduction for purposes for which reserve was created.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Airxcel, Inc.

3/26/03                                      /S/ Melvin L. Adams
-------------------------                    ----------------------------
         Date                                Melvin L. Adams
                                             President & Chief Executive Officer

3/26/03                                      /s/ Richard L. Schreck
-------------------------                    ----------------------------
         Date                                Richard L. Schreck
                                             Secretary/Treasurer and Chief
                                             Financial Officer


3/26/03                                      /s/ Lawrence Jones
-------------------------                    ----------------------------
         Date                                Lawrence Jones
                                             Director

3/26/03                                      /s/ Dean T. DuCray
-------------------------                    ---------------------------
         Date                                Dean T. DuCray
                                             Director

3/26/03                                      /s/ James A. Urry
-------------------------                    ----------------------------
         Date                                James A. Urry
                                             Director

3/26/03                                      /s/ George D. Wyers
-------------------------                    ---------------------------
         Date                                George D. Wyers
                                             Director

                                  CERTIFICATION

I, Melvin L. Adams, President and Chief Executive Officer of Airxcel, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Airxcel, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3/26/03

By: /S/ Melvin L. Adams
    ------------------
    Melvin L. Adams
    President and Chief Executive Officer

                                  CERTIFICATION

I, Richard L. Schreck, Secretary/Treasurer and Chief Financial Officer of Airxcel, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Airxcel, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3/26/03

By: /S/ Richard L. Schreck
    ----------------------
    Richard L. Schreck
    Secretary/Treasurer and Chief Financial Officer