Form 10-Q
period 2003-03-31
AIRXCEL INC
filed 2003-05-15
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                (see note below)

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003

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

                1,000 shares of Common Stock as of March 31, 2003

     Note: This information is provided solely to comply with the obligation contained in the indenture
          agreement governing the Company's Senior Subordinated Notes.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    March 31,      December 31,
                                                                      2003            2002
                                                                      ----            ----
                                                                   (Unaudited)      (Note 1)
ASSETS
Current assets:
  Cash and cash equivalents                                         $     205       $     179
  Accounts receivable, net of allowances for doubtful accounts
    of $363 and $314, in 2003 and 2002, respectively                   16,245          11,171
  Inventories                                                          23,341          22,498
  Other current assets                                                  4,221           3,939
                                                                    ---------       ---------
     Total current assets                                              44,012          37,787
                                                                    ---------       ---------
Deferred income taxes                                                   3,688           4,096
Property, plant and equipment, net                                     17,158          17,725
Loan financing costs, net                                               1,940           1,956
Other identifiable intangible assets, net                               1,911           1,987
Goodwill and other indefinite lived intangible assets                  15,873          15,873
Notes receivable from Holdings                                          3,448              --
                                                                    ---------       ---------
     Total assets                                                   $  88,030       $  79,424
                                                                    =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
  Current portion of long-term debt                                 $      77       $      81
  Cash overdraft                                                        2,390              --
  Accounts payable                                                      8,759           9,097
  Warranty reserve                                                      1,833           1,905
  Accrued interest                                                      3,753           1,239
  Accrued payroll                                                       1,914           3,357
  Accrued expenses and other current liabilities                        1,813           1,972
                                                                    ---------       ---------
     Total current liabilities                                         20,539          17,651
                                                                    ---------       ---------
Pension liability                                                       1,812           1,693
Long-term debt, net of current maturities                             102,793          97,833

Commitments and contingencies

Stockholder's equity (deficiency):
  Common stock                                                              1               1
  Additional paid-in capital                                           27,322          27,322
  Accumulated deficit                                                 (63,452)        (64,091)
  Accumulated other comprehensive loss                                   (985)           (985)
                                                                    ---------       ---------
     Total stockholder's equity (deficiency)                          (37,114)        (37,753)
                                                                    ---------       ---------
     Total liabilities and stockholder's equity (deficiency)        $  88,030       $  79,424
                                                                    =========       =========

                             See accompanying notes.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                               THREE MONTHS ENDED

                                                 March 31,      March 31,
                                                   2003           2002
                                                 ---------      ---------
Net sales                                        $  39,421      $  37,996
Cost of sales                                       31,515         30,923
                                                 ---------      ---------
  Gross profit                                       7,906          7,073
Selling, general and administrative expense          4,115          4,432
                                                 ---------      ---------
  Income from operations                             3,791          2,641
Interest expense, net                                2,728          2,746
Other expense, net                                      11             11
                                                 ---------      ---------

   Income (loss) before income tax expense
     and cumulative effect of change in
     accounting principle                            1,052           (116)
Income tax expense (benefit)                           408            (35)
                                                 ---------      ---------

Income (loss) before cumulative effect of
  change in accounting principle                       644            (81)

Cumulative effect of change in accounting
  principle, net of income taxes of $10,130             --        (19,718)
                                                 ---------      ---------

Net income (loss)                                $     644      $ (19,799)
                                                 =========      =========

                             See accompanying notes.

                                  AIRXCEL, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                               THREE MONTHS ENDED

                                                                 March 31,      March 31,
                                                                   2003           2002
                                                                 --------       --------
Cash flows from operating activities:
  Net income (loss)                                              $    644       $(19,799)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                   765            972
      Amortization of financing costs                                 108            108
      Deferred income taxes                                           408        (10,130)
      Provision for bad debts                                          49            (45)
      Gain on sale of property, plant and equipment                    --             (3)
     Impairment write off of goodwill and trademark costs              --         29,848
     Changes in operating assets and liabilities:
      Accounts receivable                                          (5,123)        (5,080)
      Inventories                                                    (843)         3,452
      Other assets                                                   (282)          (755)
      Accounts payable                                               (338)         1,262
      Accrued expenses and other liabilities                          959          2,067
                                                                 --------       --------
        Net cash provided by (used in) operating activities        (3,653)         1,897
                                                                 --------       --------

Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment                  33              3
  Capital expenditures                                               (155)          (440)
  Purchase of notes receivable from Holdings                       (3,448)            --
  Patent acquisition costs incurred                                    --             (6)
                                                                 --------       --------
         Net cash used in investing activities                     (3,570)          (443)
                                                                 --------       --------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                         39,657         29,437
  Principal payments on long-term debt                            (34,701)       (32,583)
  Cash overdraft                                                    2,390          2,585
  Financing costs incurred                                            (92)            --
  Dividend to parent                                                   (5)            --
                                                                 --------       --------
        Net cash provided by (used in) financing activities         7,249           (571)
                                                                 --------       --------

        Net increase in cash and cash equivalents                      26            883
  Cash and cash equivalents, beginning of period                      179            583
                                                                 --------       --------
  Cash and cash equivalents, end of period                       $    205       $  1,466
                                                                 ========       ========

                             See accompanying notes.

                                  AIRXCEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (Unaudited)

1. BASIS OF PRESENTATION:

      The accompanying interim consolidated financial statements have not been audited but reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes therein for the fiscal year ended December 31, 2002 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 28, 2003. The results of operations for any interim period are not necessarily indicative of results for the full year or for any subsequent quarter.

2. ORGANIZATION AND BUSINESS:

      Airxcel, Inc. (the "Company") is a wholly-owned subsidiary of Airxcel Holdings Corporation (Holdings); formerly known as RV Holdings Corporation. The Company is a diversified designer, manufacturer and marketer of air conditioners, furnaces, water heaters, cooking appliances and low-voltage compressors for the recreation vehicle industry, and wall mount air conditioners, environmental control units and heat pumps for the heating, ventilating and air conditioning industry in the United States, Canada and certain international markets. The recreation vehicle industry is supplied by its RV Products division and Suburban Manufacturing Company while the heating, ventilating and air conditioning industry is supplied by the Marvair division, formerly Crispaire division. Due to the similarities of the economic characteristics, production processes, customers, distribution methods and regulatory environment of the Company's products, the Company is managed, operated and reported as one segment.

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

3. RECLASSIFICATIONS

      The Company has made certain reclassifications in the 2002 condensed consolidated financial statements to conform to the current year presentation.

4. INVENTORIES:

      Inventory consists of the following:

                      March 31, 2003     December 31, 2002
                      --------------     -----------------
Raw Materials           $   9,722            $   9,431
Work-in-process             1,795                2,104
Finished goods             11,824               10,963
                        ---------            ---------
                        $  23,341            $  22,498
                        =========            =========

5. INTANGIBLE ASSETS:

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. This new accounting standard required that goodwill and indefinite lived assets no longer be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The company engaged an independent appraisal company in 2002 to assist with the valuation.

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

      The Company has three reporting units with goodwill. As determined by the step one assessment for each reporting unit, the estimated fair value, based on a present value valuation, was less than its carrying amount including goodwill, primarily due to the decline in the telecommunications industry. Step two of the assessment indicated an impairment of goodwill and certain trademark costs amounting to $19,718, (net of $10,130 in taxes) which was recorded as a cumulative effect of a change in accounting principle in the accompanying 2002 condensed consolidated statement of operations.

                                                     March 31, 2003      December 31, 2002
                                                     --------------      -----------------
Intangible assets subject to amortization:
  Gross carrying amount:
    Computer software                                   $     712            $     712
    Tradename                                               1,454                1,454
    Patents                                                 3,705                3,705
    License agreements                                        475                  475
                                                        ---------            ---------
Subtotal                                                $   6,346            $   6,346

                                                     March 31, 2003      December 31, 2002
                                                     --------------      -----------------
   Accumulated amortization:
     Computer software                                  $     497            $     463
     Tradename                                                347                  339
     Patent                                                 3,473                3,451
     License agreements                                       118                  106
                                                        ---------            ---------
   Subtotal                                                 4,435                4,359
                                                        ---------            ---------
 Net intangible assets subject to amortization          $   1,911            $   1,987
                                                        =========            =========

 Intangible assets not subject to amortization:
    Goodwill                                            $  12,973            $  12,973
    Trademarks                                              2,900                2,900
                                                        ---------            ---------
   Subtotal                                             $  15,873            $  15,873
                                                        =========            =========

      Amortization for the remaining amount of finite lived intangible assets, as of March 31, 2003, is expected to be $302 in 2003, $266 in 2004, $111 in
2005, $83 in 2006, and $81 in 2007.

6. NOTES RECEIVABLE FROM HOLDINGS:

      On February 19, 2003, the Company purchased certain notes from the holders for an aggregate purchase price of $3,448 due from Holdings which mature November 2008. Although the Company may determine to distribute the notes to Holdings, subject to compliance with the Company's credit facility, senior subordinated notes and other debt agreements, the Company does not anticipate this will occur in the foreseeable future.

7. WARRANTY RESERVE:

      The Company offers a one to five year warranty for its products. The specific terms and conditions of those warranties vary depending upon the product sold. An estimated cost of product warranty is recognized at the time the revenue is recognized. The Company estimates the cost of its product warranty obligation based on historical analysis of sales and warranty costs incurred. The Company periodically assesses the adequacy of its recorded product warranty obligation and adjusts the amounts as necessary.

Changes in the Company's product warranty liability during the period are as follows:

Balance, beginning of period                          $ 1,905
Warranties issued during the period                       454
Settlements made during the period                       (440)
Changes in liability for pre-existing warranties
  during the period, including expirations                (86)
                                                      -------
Balance, end of period                                $ 1,833
                                                      =======

8. LONG-TERM DEBT:

      The Company maintains a Credit Facility with a Bank which permits borrowings at interest rates based on either the bank's base rate or LIBOR. On January 9, 2003 the Company reduced the total commitment available under the credit facility to $25,000.

9. INCOME TAXES:

      Total income taxes, including taxes related to the cumulative effect of a change in accounting principle in 2002, differ from the statutory rate due primarily to nondeductible goodwill impairment charges and amortization in 2002, as well as state income taxes.

10.  CONTINGENCY:

On March 13, 2003 the Company amended its letter of credit to increase the amount to $1,464. This letter of credit obligates the Company to make payment in the event of a default on an agreement with an insurance company to pay workers compensation claims incurred. Management does not expect any material losses to result from this arrangement because performance is not expected to be required, and therefore, is of the opinion that the fair value of this instrument is zero.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31,
2002

      Net sales. Net sales increased 3.7% from $38.0 million in 2002 to $39.4 million in 2003. The sales increase is primarily due to volume growth within the RV industry.

      Gross Profit. Gross profit increased 11.3% from $7.1 million (19% of net sales) in 2002 to $7.9 million (20% of net sales) in 2003. The increase was principally due to increased sales volume, favorable changes in the product mix and cost reduction efforts.

      Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense decreased 6.8% from $4.4 million in 2002 (12% of net sales) to $4.1 million in 2003 (10% of net sales), primarily due to decreased amortization expense of fully amortized intangible assets.

      Interest expense. Interest expense remained constant at $2.7 million in 2002 and 2003.

      Income tax expense (benefit). Income tax expense increased from a benefit of $.04 million in 2002 to expense of $.4 million in 2003 primarily due to increased gross profit as described above.

      Cumulative effect of change in accounting principle. Cumulative effect of change in accounting principle decreased as a result of the adoption in 2002 of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and the impairment charges recorded.

LIQUIDITY AND CAPITAL RESOURCES

      For the three (3) months ended March 31, 2003, the Company used $3.7 million in net cash flow from operating activities compared to generating $1.9 million for the comparable period in 2002, primarily as a result of the effects of maintaining higher working capital levels to accommodate the higher sales volumes.

      On February 19, 2003, the Company purchased certain notes from the holders for an aggregate purchase price of $3.4 million due from Holdings which mature November 2008. Although the Company may determine to distribute the notes to Holdings, subject to compliance with the Company's credit facility, senior subordinated notes and other debt agreements, the Company does not anticipate this will occur in the foreseeable future.

      Covenants under the Company's credit facility with the bank restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with a fixed charge coverage ratio and maintain a minimum effective capital balance. The Company is in compliance with these ratios at March 31, 2003 and December 31, 2002. Management's current business plan estimates working capital levels and operating profitability. The achievement of this plan is necessary for compliance with various financial covenants during 2003. The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenants; however, there can be no assurance that such amendments or waivers will be obtained.

      The Company meets its working capital, capital equipment requirements and cash requirements with funds generated internally and funds from agreements with a bank. Management currently expects its cash on hand, funds from operations and borrowings available under existing credit facilities to be sufficient to cover both short-term and long-term operating requirements.

CERTAIN IMPORTANT FACTORS

      Except for the historical financial information contained herein, this Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue", the negative or other variations thereof, or comparable terminology, are intended forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including possible changes in economic conditions, prevailing interest rates or fuel prices, or the occurrence of unusually severe weather conditions, that can affect both the purchase and usage of recreational vehicles, which, in turn, affects purchases by consumers of the products that the Company sells.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk on variable rate financial instruments: The Company maintains a $25 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's outstanding borrowings under the credit facility of $12.6 million at an average interest rate of 4.1% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $126,000 annually.

      Market risk on fixed-rate financial instruments: Included in long-term debt are $90 million of 11% Senior Subordinated Notes due 2007. Increases in market interest rates would generally cause a decrease in the fair market value of the Notes and a decrease in market interest rates would generally cause an increase in fair value of the Notes.

                         ITEM 4. CONTROLS AND PROCEDURES

(a) Our chief executive officer and chief financial officer have reviewed and evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this Quarterly Report. Based on such review and evaluation, the officers believe that the disclosure controls and procedures are designed effectively to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1.) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that the information required to be discussed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934, as amended, and (2.) is documented and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART 2 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      N/A

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

                                                 Airxcel, Inc.

May 14, 2003                              /s/ Melvin L. Adams

------------------------------            ---------------------------------
      Date                                       Melvin L. Adams
                                                 President and Chief
                                                 Executive Officer

May 14, 2003                              /s/ Richard L. Schreck
-------------------------------           ---------------------------------
      Date                                       Richard L. Schreck
                                                 Secretary/Treasurer and
                                                 Chief Financial Officer

                           SECTION 1350 CERTIFICATIONS


      In connection with the Quarterly Report of Airxcel, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods reflected therein.



Date:   May 14, 2003
      -------------------------------
By:        /s/ Melvin L. Adams
   ----------------------------------
Melvin L. Adams
President and Chief Executive Officer


Date:   May 14, 2003
      -------------------------------
By:      /s/ Richard L. Schreck
   ----------------------------------
Richard L. Schreck
Secretary/Treasurer and Chief Financial Officer

                                  CERTIFICATION

I, Melvin L. Adams, President and Chief Executive Officer of Airxcel, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Airxcel, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   May 14, 2003
     --------------------------------
By:       /s/ Melvin L. Adams
   ----------------------------------
Melvin L. Adams
President and Chief Executive Officer

                                  CERTIFICATION

I, Richard L. Schreck, Secretary/Treasurer and Chief Financial Officer of Airxcel, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Airxcel, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   May 14, 2003
     --------------------------------
By:      /s/ Richard L. Schreck
   ----------------------------------
Richard L. Schreck
Secretary/Treasurer and Chief Financial Officer