Form 10-Q
period 2003-06-30
AIRXCEL INC
filed 2003-08-13
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       INFORMATION SPECIFIED IN FORM 10-Q
                                (see note below)

(Mark one)
[ ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

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

                1,000 shares of Common Stock as of June 30, 2003

     Note: This information is provided solely to comply with the obligation contained in the indenture agreement governing the Company's Senior
                               Subordinated Notes.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     June 30, 2003   December 31, 2002
                                                                     -------------   -----------------
                                                                      (Unaudited)         (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents                                            $    117               179
   Accounts receivable, net of allowances for doubtful accounts
       of $393 and $314, in 2003 and 2002, respectively                   14,557            11,171
   Inventories                                                            21,248            22,498
   Other current assets                                                    4,244             3,939
                                                                        --------          --------
       Total current assets                                               40,166            37,787
                                                                        --------          --------
Deferred income taxes                                                      3,258             4,096
Property, plant and equipment, net                                        16,678            17,725
Loan financing costs, net                                                  1,820             1,956
Other identifiable intangible assets, net                                  1,838             1,987
Goodwill and other indefinite lived intangible assets                     15,873            15,873
Notes receivable from Holdings                                             3,447                --
                                                                        --------          --------
       Total assets                                                     $ 83,080          $ 79,424
                                                                        ========          ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current Liabilities:
   Current portion of long-term debt                                    $     68          $     81
   Cash overdraft                                                          3,154                --
   Accounts payable                                                        7,781             9,097
   Warranty reserve                                                        2,084             1,905
   Accrued interest                                                        1,262             1,239
   Accrued payroll                                                         2,083             3,357
   Accrued expenses and other current liabilities                          1,906             1,972
                                                                        --------          --------
       Total current liabilities                                          18,338            17,651
                                                                        --------          --------
Pension liability                                                          1,959             1,693
Long-term debt, net of current maturities                                 99,224            97,833

Commitments and contingencies

Stockholder's equity (deficiency):
   Common stock                                                                1                 1
   Additional paid-in capital                                             27,322            27,322
   Accumulated deficit                                                   (62,779)          (64,091)
   Accumulated other comprehensive loss                                     (985)             (985)
                                                                        --------          --------
       Total stockholder's equity (deficiency)                           (36,441)          (37,753)
                                                                        --------          --------
       Total liabilities and stockholder's equity (deficiency)          $ 83,080          $ 79,424
                                                                        ========          ========

                             See accompanying notes.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                  Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                 --------------------   -------------------
                                                   2003        2002       2003       2002
                                                 --------    --------   --------   --------
Net sales                                        $ 40,486    $ 46,729   $ 79,907   $ 84,725
Cost of sales                                      32,952      37,523     64,467     68,446
                                                 --------    --------   --------   --------
   Gross profit                                     7,534       9,206     15,440     16,279
Selling, general and administrative expense         3,727       4,262      7,842      8,694
                                                 --------    --------   --------   --------
   Income from operations                           3,807       4,944      7,598      7,585
Interest expense, net                               2,705       2,711      5,433      5,457
Other (income) expense, net                            (1)         80         10         91
                                                 --------    --------   --------   --------

   Income before income tax expense and
     cumulative effect of change in accounting
     principle                                      1,103       2,153      2,155      2,037
Income tax expense                                    430         826        838        791
                                                 --------    --------   --------   --------

   Income before cumulative effect of change
     in accounting principle                          673       1,327      1,317      1,246

Cumulative effect of change in accounting
     principle, net of income taxes of $10,130         --          --         --    (19,718)
                                                 --------    --------   --------   --------

     Net income (loss)                           $    673    $  1,327   $  1,317   $(18,472)
                                                 ========    ========   ========   ========

                             See accompanying notes.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                SIX MONTHS ENDED

                                                                      June 30, 2003  June 30, 2002
                                                                      -------------  -------------
Cash flows from operating activities:
   Net income (loss)                                                    $  1,317       $(18,472)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                         1,524          1,736
     Amortization of financing costs                                         228            216
     Deferred income taxes                                                   838        (10,130)
     Provision for bad debt                                                   79            (16)
     (Gain) loss on sale of property, plant and equipment                      2             (3)
     Impairment write off of goodwill and trademark costs                     --         29,848
     Impairment write off of patent and license agreements                    --             65
     Changes in operating assets and liabilities:
       Accounts receivable                                                (3,465)        (6,272)
       Inventories                                                         1,250          2,500
       Other assets                                                         (305)           (86)
       Accounts payable                                                   (1,316)         2,889
       Accrued expenses and other liabilities                               (872)         1,067
                                                                        --------       --------
           Net cash provided by (used in) operating activities              (720)         3,342
                                                                        --------       --------

Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment                        33              3
   Capital expenditures                                                     (363)        (1,096)
   Purchase of notes receivable from Holdings                             (3,447)            --
   Patent acquisition cost                                                    --            (47)
                                                                        --------       --------
           Net cash used in investing activities                          (3,777)        (1,140)
                                                                        --------       --------

Cash flows from financing activities:
   Proceeds from long-term debt                                           76,741         70,970
   Principal payments on long-term debt                                  (75,363)       (75,159)
   Cash overdraft                                                          3,154          4,155
   Financing costs incurred                                                  (92)            --
   Dividend to parent                                                         (5)            --
                                                                        --------       --------
           Net cash provided by (used in) financing activities             4,435            (34)
                                                                        --------       --------

           Net increase (decrease) in cash and cash equivalents              (62)         2,168
  Cash and cash equivalents, beginning of period                             179            583
                                                                        --------       --------
  Cash and cash equivalents, end of period                              $    117       $  2,751
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

4. INVENTORIES:

     Inventories consist of the following:

                              June 30, 2003     December 31, 2002
                              -------------     -----------------
Raw materials                    $ 9,737            $ 9,431
Work-in-process                    1,672              2,104
Finished goods                     9,839             10,963
                                 -------            -------
                                 $21,248            $22,498
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

                                                  June 30, 2003    December 31, 2002
                                                  -------------    -----------------
Intangible assets subject to amortization:
  Gross carrying amount:
    Computer software                                 $  712            $  712
    Tradename                                          1,454             1,454
    Patents                                            3,705             3,705
    License agreements                                   475               475
                                                      ------            ------
  Subtotal                                            $6,346            $6,346

       Accumulated amortization:
         Computer software                             $   527         $   463
         Tradename                                         354             339
         Patent                                          3,497           3,451
         License agreements                                130             106
                                                       -------         -------
       Subtotal                                          4,508           4,359
                                                       -------         -------
Net intangible assets subject to amortization          $ 1,838         $ 1,987
                                                       =======         =======

     Intangible assets not subject to amortization:
         Goodwill                                      $12,973         $12,973
         Trademarks                                      2,900           2,900
                                                       -------         -------
       Total                                           $15,873         $15,873
                                                       =======         =======

     Amortization expense for the net carrying amount of intangible assets, as of June 30, 2003, is expected to be $292 in 2003 $279 in 2004, $113 in 2005, $85 in 2006, and $83 in 2007.

6. NOTES RECEIVABLE FROM HOLDINGS:

     On February 19, 2003, the Company purchased certain notes from the holders for an aggregate purchase price of $3,447 due from Holdings which mature November 2008. Although the Company may determine to distribute the notes to Holdings, subject to compliance with the Company's credit facility, senior subordinated notes and other debt agreements, the Company does not anticipate this will occur in the foreseeable future.

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

Changes in the Company's product warranty liability during the period are as follows:

                                                                      Three months ended          Six months ended
                                                                        June 30, 2003              June 30, 2003
                                                                      ------------------          ----------------
Balance, beginning of period                                            $     1,833                  $     1,904
Warranties issued during the period                                             541                          996
Settlements made during the period                                             (517)                        (957)
Changes in estimated liability for pre-existing warranties
  during the period, including expirations                                      227                          141
                                                                        -----------                  -----------
Balance, end of period                                                  $     2,084                  $     2,084
                                                                        ===========                  ===========

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales. Net sales decreased 13.3% from $46.7 million to $40.5 million in the quarter ended June 30, 2003 as compared to the corresponding quarter of 2002. For the six months ended June 30, 2003 net sales decreased 5.7% from $84.7 million to $79.9 million in the same six months of 2002. For the quarter and six months ended June 30, 2003 net sales decreased in comparison to the same period of 2002 primarily due to decreased volume within the RV and telecommunication industries.

     Gross Profit. Gross profit decreased 18.5% from $9.2 million (20% of net sales) to $7.5 million (19% of net sales) in the quarter ended June 30, 2003 as compared to the corresponding quarter of 2002. For the six months ended June 30, 2003 gross profit decreased 5.5% from $16.3 million (19% of net sales) to $15.4 million (19% of net sales) in the same six months of 2002. The decrease was principally due to the sales decrease in the RV and telecommunication industries coupled with increased pension and health insurance costs.

     Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense decreased 14.0% from $4.3 million (9% of net sales) to $3.7 million (9% of net sales) in the quarter ended June 30, 2003 as compared to the corresponding quarter of 2002. For the six months ended June 30, 2002 selling, general and administrative expense decreased 10.3% from $8.7 million (10% of net sales) to $7.8 million (10% of net sales) in the same six months as 2002. The decrease was primarily due to cost reduction efforts.

     Interest expense. Interest expense remained constant at $2.7 million and $5.4 million, respectively, in the quarter and the six months ended June 30, 2002 and 2003.

     Income tax expense. Income tax expense decreased from $.8 million to $.4 million in the quarter ended June 30, 2003 as compared to the corresponding quarter of 2002 related to the comparable decrease in pre-tax income and remained constant for the six months ended June 30, 2003 as compared to the same six months in 2002. The effective income tax rate is comparable for each of the periods presented.

     Cumulative effect of change in accounting principle. The cumulative effect of change in accounting principle is a result of the adoption in 2002 of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and the impairment charges recorded in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 2003, the Company used $.7 million in net cash flow from operating activities compared to $3.3 million provided by operating activities in the same period in 2002, primarily as a result of maintaining higher working capital levels.

     Cash from financing activities was used primarily for the purchase of certain notes from the holders, on February 19, 2003, for an aggregate purchase price of $3.4 million due from Holdings which mature November 2008. Although the Company may determine to distribute the notes to Holdings, subject to compliance with the Company's credit facility, senior subordinated notes and other debt agreements, the Company does not anticipate this will occur in the foreseeable future.

     Covenants under the Company's credit facility with the bank restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with a fixed charge coverage ratio and maintain a minimum effective capital balance. The Company is in compliance with these ratios at June 30, 2003. Management's current business plan estimates working capital levels and operating profitability. The achievement of this plan is necessary for compliance with various financial covenants during 2003. The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenants; however, there can be no assurance that such amendment or waiver will be obtained.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk on variable rate financial instruments: The Company maintains a $25 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the credit facility at an average interest rate of 4.0% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $90,000 annually.

     Market risk on fixed-rate financial instruments: Included in long-term debt are $90 million of 11% Senior Subordinated Notes due 2007. Increases in market interest rates would generally cause a decrease in the fair market value of the Notes and a decrease in market interest rates would generally cause an increase in fair value of the Notes.

                         ITEM 4. CONTROLS AND PROCEDURES

(a) Our chief executive officer and chief financial officer have reviewed and evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this Quarterly Report. Based on such review and evaluation, the officers believe that the disclosure controls and procedures are designed effectively to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1.) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and (2.) that the information required to be discussed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934, as amended, is documented and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

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

     N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A

ITEM 5. OTHER INFORMATION

     N/A

ITEM 6 (a.) EXHIBITS

     31.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 6 (b.) REPORTS ON FORM 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Airxcel, Inc.

     8-12-03                              /s/ Melvin L. Adams
-------------------                       -------------------------------
      Date                                Melvin L. Adams
                                          President and Chief Executive Officer

     8-12-03                              /s/ Richard L. Schreck
-------------------                       ---------------------------------
      Date                                Richard L. Schreck
                                          Secretary/Treasurer and
                                          Chief Financial Officer