Form 10-Q
period 2003-09-30
AIRXCEL INC
filed 2003-11-05
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         INFORMATION SPECIFIED FORM 10-Q
                                (see note below)

(Mark one)

[ ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. YES XX   NO ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              1,000 shares of Common Stock as of September 30, 2003

     Note: This information is provided solely to comply with the obligation contained in the indenture agreement governing the Company's Senior Subordinated
                                     Notes.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    September 30, 2003  December 31, 2002
                                                                    ------------------  -----------------
                                                                        (Unaudited)         (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents                                             $    374           $    179
   Accounts receivable, net of allowances for doubtful accounts
       of $470 and $324, in 2003 and 2002, respectively                    15,933             11,171
   Inventories                                                             19,771             22,498
   Other current assets                                                     4,083              3,939
                                                                         --------           --------
       Total current assets                                                40,161             37,787
                                                                         --------           --------
Deferred income taxes                                                       1,160              4,096
Property, plant and equipment, net                                         16,274             17,725
Loan financing costs, net                                                   1,701              1,956
Other identifiable intangible assets, net                                   1,767              1,987
Goodwill and other indefinite lived intangible assets                      15,873             15,873
Notes receivable from Holdings                                              3,447                 --
                                                                         --------           --------
       Total assets                                                      $ 80,383           $ 79,424
                                                                         ========           ========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
   Current portion of long-term debt                                     $     63           $     81
   Cash overdraft                                                           1,506                 --
   Accounts payable                                                         9,091              9,097
   Warranty reserve                                                         2,166              1,905
   Accrued interest                                                         3,726              1,239
   Accrued payroll                                                          2,606              3,357
   Accrued expenses and other current liabilities                           2,825              1,972
                                                                         --------           --------
       Total current liabilities                                           21,983             17,651
                                                                         --------           --------
Pension liability                                                           1,723              1,693
Long-term debt, less current portion                                       93,199             97,833
Commitments and contingencies
Stockholder's equity (deficiency):
   Common stock                                                                 1                  1
   Additional paid-in capital                                              27,322             27,322
   Accumulated deficit                                                    (62,860)           (64,091)
   Accumulated other comprehensive loss                                      (985)              (985)
                                                                         --------           --------
       Total stockholder's equity (deficiency)                            (36,522)           (37,753)
                                                                         --------           --------
       Total liabilities and stockholder's equity (deficiency)           $ 80,383           $ 79,424
                                                                         ========           ========

                             See accompanying notes.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             Three Months Ended                    Nine Months Ended
                                                                September 30,                         September 30,
                                                        ----------------------------          ----------------------------
                                                          2003               2002               2003               2002
                                                        ---------          ---------          ---------          ---------
Net sales                                               $  44,155          $  40,723          $ 124,062          $ 125,448
Cost of sales                                              35,247             33,273             99,713            101,719
                                                        ---------          ---------          ---------          ---------
   Gross profit                                             8,908              7,450             24,349             23,729
Selling, general and administrative expense                 3,941              4,165             11,783             12,860
                                                        ---------          ---------          ---------          ---------
   Income from operations                                   4,967              3,285             12,566             10,869
Interest expense, net                                       2,667              2,662              8,100              8,118
Other expense, net                                             43                 18                 54                109
                                                        ---------          ---------          ---------          ---------
   Income before income tax expense and
     cumulative effect of change in accounting
     principle                                              2,257                605              4,412              2,642
Income tax expense                                            867                238              1,705              1,029
                                                        ---------          ---------          ---------          ---------
   Income before cumulative effect of change
     in accounting principle                                1,390                367              2,707              1,613
Cumulative effect of change in accounting
   principle, net of income taxes of $10,130                   --                 --                 --            (19,718)
                                                        ---------          ---------          ---------          ---------
   Net income (loss)                                    $   1,390          $     367          $   2,707          $ (18,105)
                                                        =========          =========          =========          =========

                            See accompanying notes.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            Nine Months Ended
                                                                      -----------------------------
                                                                    September 30,        September 30,
                                                                        2003                 2002
                                                                      ---------           ---------
Cash flows from operating activities:
   Net income (loss)                                                  $   2,707           $ (18,105)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                      2,293               2,580
       Amortization of financing costs                                      347                 324
       Deferred income taxes                                              1,465              (8,494)
       Provision for bad debts                                              144                  10
       (Gain) loss on sale of property, plant and equipment                  34                  (3)
       Impairment write off of goodwill and trademark costs                  --              29,848
       Impairment write off of patent and license agreements                 --                  65
       Changes in operating assets and liabilities:
         Accounts receivable                                             (4,905)             (1,299)
         Inventories                                                      2,727               2,135
         Other assets                                                      (145)               (157)
         Accounts payable                                                    (7)              1,071
         Accrued expenses and other liabilities                           2,881               4,148
                                                                      ---------           ---------
           Net cash provided by operating activities                      7,541              12,123
                                                                      ---------           ---------
Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment                       45                   3
   Capital expenditures                                                    (700)             (1,706)
   Purchase of notes receivable from Holdings                            (3,447)                 --
   Patent acquisition cost                                                   (1)                (69)
                                                                      ---------           ---------
           Net cash used in investing activities                         (4,103)             (1,772)
                                                                      ---------           ---------
Cash flows from financing activities:
   Proceeds from long-term debt                                         111,140             109,515
   Principal payments on long-term debt                                (115,792)           (121,736)
   Cash overdraft                                                         1,506               3,419
   Financing costs incurred                                                 (92)                 --
   Dividend to parent                                                        (5)                 --
                                                                      ---------           ---------
           Net cash used in financing activities                         (3,243)             (8,802)
                                                                      ---------           ---------
   Net increase in cash and cash equivalents                                195               1,549
   Cash and cash equivalents at beginning of period                         179                 583
                                                                      ---------           ---------
   Cash and cash equivalents at end of period                         $     374           $   2,132
                                                                      =========           =========

                             See accompanying notes.

                         AIRXCEL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                          --------------------
                                                                                      September 30,   September 30,
                                                                                           2003           2002
                                                                                          ------          ----
Supplemental non-cash financing information:
    Basis reduction of certain assets related to Holdings taxable income on note purchase recorded as a non-cash
       distribution and a decrease in deferred income taxes.                              $1,471          $ --
                                                                                          ======          ====

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

2. ORGANIZATION AND BUSINESS:

      Airxcel, Inc. (the "Company") is a wholly-owned subsidiary of Airxcel Holdings Corporation (Holdings); formerly known as RV Holdings Corporation. The Company is a diversified designer, manufacturer and marketer of air conditioners, furnaces, water heaters, cooking appliances and low-voltage refrigeration compressors for the recreation vehicle industry, and wall mount air conditioners, environmental control units and heat pumps for the heating, ventilating and air conditioning industry in the United States, Canada and certain international markets. The recreation vehicle industry is supplied by its RV Products division and Suburban Manufacturing Company while the heating, ventilating and air conditioning industry is supplied by the Marvair division, formerly Crispaire division. Due to the similarities of the economic characteristics, production processes, customers, distribution methods and regulatory environment of the company's products, the Company is managed, operated and reported as one segment.

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

4. INVENTORIES:

      Inventories consist of the following:

                                September 30, 2003           December 31, 2002
                                ------------------           -----------------
Raw materials                        $ 8,862                      $ 9,431
Work-in-process                        1,997                        2,104
Finished goods                         8,912                       10,963
                                     -------                      -------
                                     $19,771                      $22,498
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

      Upon initial application of SFAS No. 142, the Company reassessed the useful lives of the intangible assets and determined that certain trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely and there are no material legal or contractual restrictions on their use. In addition, assembled work force and customer base was reclassified to goodwill in accordance with SFAS No. 142. Other trademarks have a finite life and will continue to be amortized over their remaining useful life.

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

                                                      September 30, 2003         December 31, 2002
                                                      ------------------         -----------------
Intangible assets subject to amortization:
  Gross carrying amount:
    Computer software                                        $  712                    $  712
    Tradename                                                 1,454                     1,454
    Patents                                                   3,706                     3,705
    License agreements                                          475                       475
                                                             ------                    ------
  Subtotal                                                   $6,347                    $6,346

                                                      September 30, 2003         December 31, 2002
                                                      ------------------         -----------------
       Accumulated amortization:
         Computer software                                  $   557                   $   463
         Tradename                                              361                       339
         Patent                                               3,520                     3,451
         License agreements                                     142                       106
                                                            -------                   -------
       Subtotal                                               4,580                     4,359
                                                            -------                   -------
Net intangible assets subject to amortization               $ 1,767                   $ 1,987
                                                            =======                   =======
     Intangible assets not subject to amortization:
         Goodwill                                           $12,973                   $12,973
         Trademarks                                           2,900                     2,900
                                                            -------                   -------
       Subtotal                                             $15,873                   $15,873
                                                            =======                   =======

      Amortization expense on the intangible assets subject to amortization, as of September 30, 2003, is expected to be $292 in 2003, $279 in 2004, $113 in 2005, $85 in 2006, and $83 in 2007.

6. NOTES RECEIVABLE FROM HOLDINGS:

      On February 19, 2003, the Company purchased certain notes originally issued by Holdings from the holders for an aggregate purchase price of $3,447. These notes, which are reported as notes receivable from Holdings on the accompanying 2003 condensed consolidated balance sheet, mature November 2008. Although the Company may determine to distribute the notes to Holdings, subject to compliance with the Company's credit facility, senior subordinated notes and other debt agreements, the Company does not anticipate this will occur in the foreseeable future. Pursuant to an IRS regulation issued on August 29, 2003, the taxable income to Holdings associated with the note purchase results in a reduction to the tax basis of certain assets and has been reflected in the accompanying condensed consolidated financial statements as a non-cash distribution to Holdings and a decrease in deferred income tax assets.

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

Changes in the Company's product warranty liability during the period are as follows:

                                                                   Three months ended     Nine months ended
                                                                   September 30, 2003     September 30, 2003
                                                                   ------------------     ------------------
Balance at beginning of period                                           $ 2,084                $ 1,904
Warranties issued during the period                                          598                  1,594
Settlements made during the period                                          (570)                (1,527)
Changes in estimated liability for pre-existing warranties
  during the period, including expirations                                    54                    195
                                                                         -------                -------
Balance at end of period                                                 $ 2,166                $ 2,166
                                                                         =======                =======

8. LONG-TERM DEBT:

      The Company maintains a Credit Facility with a Bank which permits borrowings at interest rates based on either the bank's base rate or LIBOR. On January 9, 2003 the Company reduced the total commitment available under the credit facility to $25,000.

9. INCOME TAXES:

      Total income taxes in 2002, including taxes related to the cumulative effect of a change in accounting principle differ from the statutory rate due primarily to nondeductible goodwill impairment charges and amortization in 2002, as well as state income taxes.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales. Net sales increased 8.6% from $40.7 million to $44.2 million in the quarter ended September 30, 2003 as compared to the corresponding quarter of 2002. For the nine month periods net sales decreased 1.0% from $125.4 million to $124.1 million in the nine months of 2003. For the quarter ended September 30, 2003 net sales increased in comparison to the same period of 2002 primarily due to increased volume within the school and telecommunications industries. For the nine months ended September 30, 2003 net sales remained relatively constant in comparison to the same period of 2002.

      Gross profit. Gross profit increased 18.7% from $7.5 million (18% of net sales) to $8.9 million (20% of net sales) in the quarter ended September 30, 2003 as compared to the corresponding quarter of 2002. For the nine month periods, gross profit increased 2.5% from $23.7 million (19% of net sales) in 2002 to $24.3 million (20% of net sales) in the nine months of 2003. For the quarter and nine months ended September 30, 2003, gross profit increased in comparison to the same period of 2002 primarily due to favorable changes in the product mix and cost reduction efforts.

      Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense decreased 7.1% from $4.2 million (10% of net sales) to $3.9 million (9% of net sales) in the quarter ended September 30, 2003 as compared to the corresponding quarter of 2002. For the nine month periods, selling, general and administrative expense decreased 8.5% from $12.9 million (10% of net sales) in 2002 to $11.8 million (10% of net sales) in the nine months of 2003. The decrease was primarily due to cost reduction efforts.

      Interest expense. Interest expense remained constant at $2.7 million and $8.1 million, respectively, in the quarter and the nine months ended September 30, 2002 and 2003.

      Income tax expense. Income tax expense increased from $.2 million to $.8 million in the quarter ended September 30, 2003 as compared to the corresponding quarter of 2002 and increased from $1.0 million to $1.7 million in the nine months ended September 30, 2003, the increases being attributed to the increases in pre-tax income. The effective income tax rate is comparable for each of the periods presented.

      Cumulative effect of change in accounting principle. The cumulative effect of change in accounting principle is a result of the adoption in 2002 of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and the impairment charges recorded in 2002.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine months ended September 30, 2003, the Company generated $7.5 million in net cash flow from operating activities compared to $12.1 million for the comparable period in 2002, primarily as a result of maintaining higher working capital levels in 2003.

      Cash generated from operating activities was used primarily to repay borrowings under the Company's existing credit facility and other long term debt by approximately $4.7 million. In addition, cash was used to purchase, on February 19, 2003, certain notes from the holders for an aggregate purchase price of $3.4 million. Although the Company may determine to distribute the notes to Holdings, subject to compliance with the Company's credit facility, senior subordinated notes and other debt agreements, the Company does not anticipate this will occur in the foreseeable future.

      Covenants under the Company's credit facility with the bank restrict the Company's ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with a fixed charge coverage ratio and maintain a minimum effective capital balance. The Company is in compliance with these ratios at September 30, 2003. Management's current business plan estimates working capital levels and operating profitability. The achievement of this plan is necessary for compliance with various financial covenants during 2003. The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenants; however, there can be no assurance that such amendment or waiver will be obtained.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk on variable rate financial instruments: The Company maintains a $25 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the credit facility at an average interest rate of 3.8% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $30,000 annually.

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

                                                        Airxcel, Inc.

  November 5, 2003                                 /s/ Melvin L. Adams
------------------------------                  ------------------------------
         Date                                           Melvin L. Adams
                                                        President and Chief
                                                        Executive Officer

  November 5, 2003                                 /s/ Richard L. Schreck
------------------------------                  ------------------------------
         Date                                           Richard L. Schreck
                                                        Secretary/Treasurer and
                                                        Chief Financial Officer