Form 10-K
period 2003-12-31
AIRXCEL INC
filed 2004-03-26
CIK 1050096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                                (see note below)

(Mark one)
[ ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [XX]

          State the aggregate market value: The Company does not have any publicly traded equity securities.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              1,000 shares of Common Stock as of December 31, 2003

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

(c) NARRATIVE DESCRIPTION OF BUSINESS

          The Company is a designer, manufacturer and marketer of air conditioners, furnaces, water heaters, cooking appliances and low-voltage compressor refrigeration units for the recreation vehicle industry, and wall mount air conditioners, environmental control units ("ECUs"), heat pumps for the heating, ventilating and air conditioning industry and marine reverse cycle air conditioners.

          The Company supplies a variety of air conditioners to several of the world's largest RV original equipment manufacturers ("OEMs"), marketing these products under the popular and well-established "Coleman" brand name. The Company believes that its air conditioners are superior to those of its competitors due to greater air flow capacity, cooling efficiency and more aerodynamic design. Its reputation as a dependable source of high-quality, durable products has resulted in its long term relationships with leading RV manufacturers such as

Fleetwood, Winnebago and Jayco, who have relied on the Company for substantially all of their RV air conditioner needs for each of the past eleven years. In addition, the Company supplies furnaces, water heaters and cooking appliances to a large number of OEMs under the "Suburban" brand name. Suburban entered the RV heating market over 30 years ago and has a well recognized reputation for innovation, quality and service. Suburban acquired an established water heater line in 1988 and entered the cooking appliance field in 1997. The Suburban product line has many attractive advantages including quiet operation and long life. Combining these advantages with outstanding customer service, Suburban has longstanding relationships with a number of major OEM customers such as Winnebago, Thor, Fleetwood, and Forest River. Sales to such OEMs provide the Company with a large installed base of products which generates a significant recurring stream of revenue through sales of parts and replacement units in the aftermarket. Aftermarket air conditioner sales to customers such as RV dealers, supply and service centers are achieved primarily through an agreement with The Coast Distribution System, Inc. ("Coast"), the largest wholesale distributor of aftermarket products in the RV industry. The Company believes that Coast's extensive market penetration and large sales force provide broad aftermarket coverage and distribution capabilities which enhance its substantial aftermarket business. The Company also supplies Suburban brand LP gas fired appliances to Coast and a number of other aftermarket distributors. As in its air conditioning products, the Company believes its LP gas appliances offer a greater value and superior performance than those products produced by its competition. In fiscal 2003, as a percentage of Airxcel's net sales, RV industry OEM sales represented 64%, and aftermarket sales represented 17%.

          In addition to serving the RV industry, the Company designs, manufactures and markets specialty wall mount air conditioners, packaged terminal air conditioners with gas heat, ECUs, reverse cycle air conditioners and heat pumps for various applications. Customers are principally school districts and bid and spec mechanical contractors, telecommunication shelter and cabinet manufacturers, telecommunication service providers and their upgrade contractors, modular construction companies and pleasure yacht manufacturers. Sales are generated through manufacturers representatives and a direct sales force for all markets. The Company believes that it is one of the largest providers of heating, ventilating, air conditioning, and dehumidifying equipment for the individually air conditioned classroom market. The Company believes that it will continue to benefit from an increased need for cooling units in the nation's schools due to building codes that mandate fresh air requirements in classrooms, new legislation that requires classroom occupancy reduction, the rebuilding of school system infrastructures and the steadily growing student population. The Company supplies wall mount air conditioners to multiple school districts throughout the country, including the Los Angeles Unified School District, Orange County, Florida and Charleston County, South Carolina. The Company also believes that it is well-positioned to benefit from a recovery in cellular, wireless, fiber optics and PCS telecommunications markets and the resulting demand for telecommunication cabinets and shelters. These markets are served through OEM accounts like Cellxion, Fibrebond, Dupont and Oldcastle. Its focus on customer service and quality control and its strong reputation for its ability to offer a broad and innovative line of products in a timely manner has attracted significant telecommunication providers such as Nextell, Cingular, T-Mobile, Verizon and AT&T to specify its products for both renovation and new construction. The Company has a leading position in each of its principal specialty markets, through solid relationships with its customers who generally require tailored products and a high level of customer service. The ability to customize products without interruption of its larger production lines allows the Company to work closely with customers to develop and produce equipment that meets their specific needs quickly and efficiently. Marvair recently introduced the reverse cycle air conditioner for pleasure yachts. Four sizes of units are currently offered throughout the United States. Customers include yacht builders and dealers for replacement sales. In fiscal 2003, sales to the telecommunication shelter industry and school industry represented 13% of Airxcel's total net sales.

AVAILABILITY OF RAW MATERIALS

          Most of the major component parts for the products such as compressors, coils, electrical parts, and motors are purchased preassembled from suppliers. Significant amounts of steel, copper, and plastic are also purchased. The Company has strong relationships with its suppliers and has alternate suppliers for all of its major components.

LIMITED USE OF COLEMAN BRAND NAME

          The Company has an exclusive, royalty-free license to use the name "Coleman" on certain products for a period of 50 years ending in 2041. Such license automatically renews for another 50 years provided the Company is in compliance with all material terms of the trademark license agreement. The Company's license to use the "Coleman" brand name on a stand-alone basis expired on April 30, 1997. As a result, the Company must use an additional name or product name in conjunction with the "Coleman" brand name.

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

DEPENDENCE UPON SIGNIFICANT CUSTOMERS

          Airxcel's net sales to Fleetwood Enterprises, Thor Industries, Forest River, Coast Distribution, Winnebago Industries, and Jayco, its largest customers, accounted for approximately 48% of the Company's net sales for 2003. There can be no assurance that the Company will maintain or improve these relationships or that the Company will continue to supply these customers at current levels. The loss of a significant portion of sales to any of these customers could have a material adverse effect on the financial position, results of operations or liquidity of the Company. In addition, many of the arrangements that the Company has with such customers are by purchase order and terminable at will at the option of either party. A significant decrease or interruption in businesses of any of the Company's significant customers could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

COMPETITIVE CONDITIONS

          The recreation vehicle industry is highly competitive, both as to price and quality of the product. As of December 31, 2003 there were four primary competitors to Airxcel within the industry. The school and telecommunications air conditioning industry is also highly competitive with four major competitors. Although the Company competes with a number of established companies that have greater financial, technological and marketing resources, Airxcel believes it has a competitive advantage due to the following:

Strong Market Position in Principal Niche Markets. The Company has a large share of the total North American RV air conditioning, heating, and water heating market and believes it is one of the largest providers of heating, ventilating, air conditioning, and dehumidifying equipment for the individually air conditioned classroom market. Additionally, the Company believes it is the largest provider of environmental control equipment of the U.S. telecommunications market. The Company believes that its strong market shares enable it to maintain significant competitive advantages in serving its customers, including manufacturing efficiencies and greater product development and marketing resources. Success in such markets has historically been driven by areas in which the Company believes it compares favorably with its competitors such as strong customer relationships, industry expertise, product quality and speed and reliability of service.

Existing Long-Term Customer Relationships. The Company has long-term relationships with most of its customers, including several of the largest OEMs, major telecommunications companies and equipment manufacturers and school districts. Airxcel has supplied leading OEMs such as Fleetwood, Winnebago and Jayco substantially all of their air conditioner needs for each of the past eleven years. The Company believes that such customer loyalty coupled with a focused product line and reputation for meeting high volume production demands have led to its success in the seasonal RV air conditioning industry and provide a significant advantage over competitors. Airxcel has worked closely with its school and telecommunications customers, in some cases for as long as twenty years, to develop equipment to meet such customers' specialized requirements. To support such equipment, the Company has an extensive network of service dealers across the U.S.

Strong Brand Name Recognition. The Company markets its RV air conditioners using the well established and recognized "Coleman" brand name. The "Coleman" brand name, established in the early part of the twentieth century, is well recognized as a leading brand name for a variety of products related to the outdoor recreation industry. Coleman brand RV air conditioners have been the leading RV air conditioners since they were introduced into the market and are recognized by customers to represent high quality and reliability. The "Suburban" brand name was established in the late 1940's and is synonymous with providing quality LP gas fired appliances to the RV industry including furnaces, water heaters and cooking appliances. The Company also benefits from the strong brand name recognition of its "Marvair" name in the telecommunication shelter market and its "Scholar", "Classic" and "GreenPac" names in the school market.

High Quality Products, Customer Service and Product Design Capabilities. The Company believes it is recognized as a leader in the RV industry due to its high product quality and customer service. The Company believes that its efficient manufacturing and assembly processes enable it to offer competitively priced products while maintaining high product quality. Because of the seasonal nature of the RV industry, timely delivery of products to OEMs and aftermarket customers has played a critical role in the Company's long-standing success. Similarly, Marvair has developed a strong reputation with its customers for its ability to develop unique solutions to customers' environmental control needs, respond to short lead times and to deliver its products utilizing lean manufacturing methods. In addition, Marvair attained its ISO-9001 certification during 1998. In early 2002, Marvair achieved the most current certification of ISO 9000-2000.

Extensive Distribution Network and Experienced Sales Force. The Company believes its sales force, who are located in close proximity to and actively work with many of the largest OEMs regarding product design issues and estimated future orders, includes some of the most experienced sales people in the RV industry. In addition, the Company provides Coast, the largest wholesale distributor of replacement parts, supplies, and RV accessories, serving more than 15,000 customers throughout the U.S. and Canada, with 100% of its RV air conditioning products. Airxcel believes that Coast provides broad aftermarket coverage and distribution capabilities. Sales efforts outside the recreation vehicle industry are organized by industry segments with sales representatives covering the U.S. telecommunications, school, marine and construction industries as well as international sales. In addition, independent sales representatives actively market products, particularly to school districts and marine applications in which sales agents have developed relationships covering a variety of channels, including wholesale distributors, factory direct sales, architectural and engineering firms, original equipment manufacturers, end users and the international market through distributors.

NUMBER OF PERSONS EMPLOYED

          As of December 31, 2003, the Company had 889 employees of which 328 were represented by a bargaining agreement which expires October 6, 2006.

ITEM 2. PROPERTIES

          The following table describes the principal facilities utilized by the Company for manufacturing, warehousing, and administrative purposes.

                                   Approximate
         Location                  Square Feet          Owned/Leased
         --------                  -----------          ------------
Altamonte Springs, Florida               700               Leased
Cordele, Georgia                     103,700               Leased
Cordele, Georgia                     113,000               Owned
Dayton, Tennessee                    285,000               Owned
Elkhart, Indiana                      27,000               Owned
Wichita, Kansas                       50,000               Leased
Wichita, Kansas                      153,000               Owned

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          There has been no submission of matters to a vote of security holders during the fourth quarter of fiscal year 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company does not have any publicly traded equity securities.

ITEM 6. SELECTED FINANCIAL DATA

                  Five Year Summary of Selected Financial Data
                             Years Ended December 31
                                 (in thousands)

                                                                       2003         2002         2001         2000         1999
                                                                    ----------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
    Net sales                                                       $  161,213   $  159,111   $  145,144   $  177,896   $  183,037
    Cost of goods sold                                                 129,073      129,693      117,867      145,369      144,862
                                                                    ----------   ----------   ----------   ----------   ----------
    Gross profit                                                        32,140       29,418       27,277       32,527       38,175
    Selling, general and administrative expenses                        15,785       16,462       15,628       16,681       17,146
    Operating income                                                    16,064       11,919       13,998       12,141       10,733
    Interest expense                                                    10,732       10,789       11,436       11,944       12,416
    Income (loss) from continuing operations before
       income taxes, extraordinary item and cumulative
       effect of change in accounting principle                          5,191          945        2,656          164       (1,685)
    Cumulative effect of change in accounting
       principle                                                           - -      (19,718)         - -          - -          - -
    Net income (loss)                                                    3,176      (19,079)       1,671         (169)      (1,042)
OTHER DATA:
    Gross margin percentage                                               19.9%        18.5%        18.8%        18.3%        20.9%
    EBITDA (1)                                                      $   19,124   $   15,304   $   19,244   $   18,072   $   16,297
    EBITDA margin percentage                                              11.9%         9.6%        13.3%        10.2%         8.9%
    Cash provided by operating activities                           $    7,376   $    8,770   $    6,515   $    7,522   $   12,812
    Cash used in investing activities                                   (4,458)      (2,587)      (2,219)      (4,980)      (3,133)
    Cash used in financing activities                                   (3,064)      (6,587)      (3,885)      (2,495)      (9,731)
    Depreciation and amortization (2)                                    3,060        3,385        5,246        5,931        5,564
    Capital expenditures                                                 1,059        2,498        2,314        3,125        2,638
BALANCE SHEET DATA (AT END OF PERIOD):
    Working capital (3)                                             $   20,107   $   20,136   $   21,499   $   18,554   $   15,781
    Total assets                                                        76,945       79,424      104,586      116,960      118,212
    Total debt                                                          94,948       97,914      104,501      107,338      106,910
    Total stockholders' equity (deficiency)                            (36,484)     (37,753)     (17,724)     (19,109)     (18,940)
RECONCILIATION OF NET INCOME (LOSS) TO EBITDA
    Net income (loss)                                               $    3,176   $  (19,079)  $    1,671   $     (169)  $   (1,042)
    Depreciation                                                         2,769        2,348        2,546        3,126        2,868
    Amortization                                                           291        1,037        2,700        2,805        2,696
    Interest expense, net                                               10,732       10,789       11,436       11,944       12,416
    Minority interest                                                      - -          - -         (133)         (19)         - -
    Other nonoperating expense, net                                        141          185           39           52            2
    Recovery on disposal of Faulkner Manufacturing, net                    - -          (62)         (79)        (277)        (263)
    Extraordinary loss on early extinguishment of debt, net                - -          - -          - -          484          - -
    Cumulative effect of change in accounting principle                    - -       19,718          - -          - -          - -
    Income tax expense (benefit)                                         2,015          368        1,064          126         (380)
                                                                    ----------   ----------   ----------   ----------   ----------
    EBITDA                                                              19,124       15,304       19,244       18,072       16,297

----------

(1) EBITDA, as calculated by the Company, may not be similar to the method used by other companies. Airxcel has included information concerning EBITDA because it is relevant for covenant analysis under the Indenture, which defines EBITDA as set forth above for the periods shown, and is presented because it is used by certain investors as a measure of a company's ability to service debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with accounting principles generally accepted in the United States or as a measure of a company's profitability or liquidity.

(2) Excludes depreciation and amortization related to the discontinued Faulkner manufacturing division.

(3) Working capital represents current assets less current liabilities, including net liabilities of the discontinued Faulkner manufacturing division of $0, $0, $100, $228, and $662 as of December 31, 2003,
          2002, 2001, 2000, and 1999, respectively.

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

     An allowance for doubtful accounts is maintained for uncollectible accounts receivable. An analysis of the historical bad debts and customers' payment trends are performed to evaluate the adequacy of the allowance for doubtful accounts. The accounts receivable balance was $13.5 million, net of allowance for doubtful accounts of $.6 million as of December 31, 2003. In the event the Company's customers are unable to make required payments, revisions to the allowance for doubtful accounts would be required.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. This new accounting standard required that goodwill and indefinite lived assets no longer be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company engaged an independent appraisal company to assist with the valuation. Upon initial application of SFAS No. 142, the Company reassessed the useful lives of the intangible assets and determined that certain trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely and there are no legal or contractual restrictions on their use. In addition, assembled work force and customer base was reclassified to goodwill in accordance with SFAS No.
142. Other trademarks have a finite life and will continue to be amortized over their remaining useful life. The Company has three reporting units with goodwill. As determined by the step one assessment for each reporting unit as of the January 1, 2002 date of adoption, the estimated fair value, based on a present value valuation, was less than its carrying amount including goodwill. Step two of the assessment indicated there was impairment, net of tax, of $19,718,000, which was recorded as a cumulative effect of a change in accounting principle in the accompanying 2002 consolidated statement of operations. Annual reviews for impairment performed by the company in the fourth quarters of 2002 and 2003 indicated no further impairment of goodwill or other indefinite lived assets.

     The Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002. This standard supercedes both SFAS No. 121 "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and sections of Accounting Principles Board Opinion 30, providing one accounting model with which to review for asset impairment. SFAS No. 144 retains much of the recognition and measurement provision of SFAS No. 121, but removes goodwill and other indefinite lived assets from its scope. It also alters the criteria of classifying long-lived assets to be disposed of by sale and changes the method of accounting for the disposal of long-lived assets if other than through a sale. Finally, while this statement retains the basic presentation provisions for discontinued operations, it broadens the definition of a discontinued operation to include a component of an entity. The Company has determined the adoption of this standard did not have a material effect on the consolidated financial position, results of operations or cash flows.

     While the Company continually monitors the quality of the products it produces, occasionally product failures occur. An estimated cost of product warranty is recognized at the time the revenue is recognized. The Company estimates the cost of its product warranty obligation based on historical analysis of sales and warranty costs incurred. At December 31, 2003, the warranty reserve balance was $2.2 million. Should actual product failure rates differ from the Company's estimates, a revision to the warranty obligation would be required.

     The Company reserves for obsolete inventory based upon assumptions of future product requirements of its customers. If actual requirements of its customers differ from the Company's estimates, additional inventory write offs may be required.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Net Sales. Net sales increased 1.3% from $159.1 million in 2002 to $161.2 million in 2003. Net sales increased primarily due to volume growth within the RV industry.

     Gross Profit. Gross profit increased 9.2% from $29.4 million (19% of net sales) in 2002 to $32.1 million (20% of net sales) in 2003. The increase was principally due to cost reduction efforts and the effects of higher volumes, particularly in the RV industry.

     Selling, general and administrative expenses (including amortization of intangible assets and computer software). Selling, general and administrative expenses decreased 8.0% from $17.5 million (11% of net sales) in 2002 to $16.1 million (10% of net sales) in 2003, primarily due to decreased amortization expense related to intangible assets becoming fully amortized and efforts to reduce certain fixed and other costs.

     Interest Expense. Interest expense decreased 0.5% from $10.8 million in 2002 to $10.7 million in 2003 primarily due to reductions in average long term borrowings outstanding resulting from positive operating cash flows, and decreased average interest rates on outstanding borrowings.

     EBITDA. EBITDA was $15.3 million in 2002 and $19.1 million in 2003. The increase is primarily due to the increased gross profit and decreased selling, general and administrative expenses as described above.

     Income from continuing operations before income tax expense and cumulative effect of change in accounting principle. Income from continuing operations before income tax expense and cumulative effect of change in accounting principle increased from $.9 million in 2002 to $5.2 million in 2003 primarily due to the increased gross profit and decreased selling, general and administrative expense as described above.

     Cumulative effect of change in accounting principle. Cumulative effect of change in accounting principle decreased as a result of the adoption in 2002 of SFAS No. 142, and the impairment charges recorded in 2002, as further discussed in Note 2(g) of the notes to the consolidated financial statements.

     Net income (loss). Net income (loss) improved from a net loss of $19.1 million in 2002 to a net income of $3.2 million in 2003 primarily as a result of the cumulative effect of change in accounting principle recorded in 2002, with no impairment losses recorded in 2003, and the conditions resulting in the increased income from continuing operations as described above.

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

     Accrued litigation (income) expense. Accrued litigation income decreased as a result of the settlement of the litigation in 2001 as described in Note 11 of the notes to the consolidated financial statements.

     Interest Expense. Interest expense decreased 5.3% from $11.4 million in 2001 to $10.8 million in 2002 primarily due to reductions in average long term borrowings outstanding resulting from improved operating cash flows and decreased average interest rates on outstanding borrowings.

     EBITDA. EBITDA was $19.2 million in 2001 and $15.3 million in 2002. The decrease is primarily due to the decreased accrued litigation income as described above offset by increased gross profit associated with higher sales volumes.

     Income from continuing operations before income tax expense and cumulative effect of change in accounting principle. Income from continuing operations before income tax expense and cumulative effect of change in accounting principle decreased from $2.7 million in 2001 to $.9 million in 2002, primarily due to decreased accrued litigation income as described above offset by the effects of increased gross profit on higher sales volumes and lower amortization expense associated with intangible assets.

     Cumulative effect of change in accounting principle. Cumulative effect of change in accounting principle increased as a result of the adoption of SFAS No. 142, in 2002 and the impairment charges recorded as further discussed in Note 2(g) of the notes to the consolidated financial statements.

     Net income (loss). Net income (loss) decreased from net income of $1.7 million in 2001 to a net loss of $19.1 million in 2002 primarily as a result of the cumulative effect of change in accounting principle and the conditions resulting in the decreased income from continuing operations as described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $7.4 million in net cash flow from operating activities for the year ended December 31, 2003 compared to $8.8 million for 2002, the decrease primarily the result of higher working capital requirements on increased sales, which in turn generated higher gross profit.

     Capital expenditures were $1.1 million, $2.5 million, and $2.3 million for the years ended December 31, 2003, 2002, and 2001, respectively. The expenditures include the normal replacement of machinery, equipment and tooling for new products and existing product improvements. Capital expenditures for 2004 are expected to be $2.3 million.

     Approximately $3.5 million was used in 2003 to purchase the notes originally issued by Holdings as discussed further in note 1 to the consolidated financial statements.

     The Company's revolving credit facility with the bank, which matures June 29, 2005, is limited to the lessor of $25 million or the sum of 85% of net accounts receivable and 60% of net inventories. The outstanding borrowing on the credit facility at December 31, 2003 is $4.7 million which is approximately $2.9 million less that that outstanding at December 31, 2002, the net repayment made possible from improved operating cash flows in 2003. Interest on the revolving credit facility is based on the lower of either the bank's base rate or LIBOR rate plus 2% (3.15% combined rate at December 31, 2003).

     In addition to the revolving credit facility, the Company is party to senior subordinated notes which mature on November 15, 2007. The $90.0 million in notes payable bear interest at 11%, payable semiannually in May and November.

     Additionally, the Company has an outstanding note payable to an individual for a land purchase totaling $.2 million at December 31, 2003, which matures in 2007.

     The Company is also party to capital lease obligations for machinery and equipment and furniture and fixtures, which expire in 2007. Total outstanding capital lease obligations at December 31, 2003 are $.1 million.

     The Company leases certain buildings, machinery and equipment, office equipment and vehicles which are accounted for as operating leases. Some leases include renewal options and others contain purchase options. Total future commitments under the operating lease agreements amount to $1.4 million as of December 31, 2003.

     The Company is a wholly-owned subsidiary of Holdings. Holdings has no operating activities and no material assets other than its investment in the Company. Accordingly, Holdings is dependent upon the Company for any cash requirements. Holdings has 9,076,923 shares of $1 par value Series A and Series B exchangeable preferred stock outstanding as of December 31, 2003. The Preferred stock which is exchangeable at the option of Holdings for junior subordinated notes issued by Holdings is subject to mandatory redemption by Holdings on November 10, 2008 for an amount equal to the original proceeds from sale of the stock plus accrued but unpaid dividends which accrue at 14% annually. Total proceeds plus accrued and unpaid dividends are $24.5 million as of December 31, 2003. The Company is not required to fund the mandatory redemption of these preferred shares.

     Holdings also previously issued $4.0 million of junior subordinated notes to the parent company of a major stockholder, in exchange for cash, which are due in November 2008. These notes bear interest at 14% payable semiannually in the form of additional junior subordinated notes or cash at the election of Holdings. Such notes and accrued interest totaled $11.0 million as of December 31, 2003. As part of the Marvair acquisition in 1997, Holdings issued $5.3 million of junior subordinated notes (the "PIK Notes") to the seller. The PIK notes, which are due in November 2008, bear interest at 11.4% payable annually in the form of additional junior subordinated notes or cash at the election of Holdings. The PIK notes, and accrued interest, totaled $9.3 million as of December 31, 2003. In February 2003, the Company purchased all of the PIK Notes from the holders of the PIK Notes for an aggregate purchase price of $3.4 million. Although the Company may determine to distribute the PIK Notes to Holdings, subject to compliance with the Company's credit facility, senior subordinated notes and other debt agreements, the Company does not anticipate this will occur in the foreseeable future. Although Holdings is entirely dependent upon the Company to service its note obligations and the mandatory redemption provisions of the preferred stock, Holdings would not require cash distributions from the Company for debt service until at least 2008 based upon the stated intent of Holdings' management to elect to make interest payments due on all such notes in the form of additional junior subordinated notes.

     All of the obligations of Holdings described above are uncollateralized and are not guaranteed by the Company, however, the Company is currently exploring various options to satisfy these obligations on behalf of Holdings.

     Covenants under the Company's credit facility with the bank restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with a fixed charge coverage ratio and maintain a minimum effective capital balance. The credit facility also contains a subjective acceleration clause. The Company was in compliance with these ratios at December 31, 2003 and 2002. The Company anticipates that they will continue to comply in 2004 with the financial covenants. Management's current business plan estimates working capital levels and operating profitability. The achievement of this plan is necessary for compliance with various financial covenants during 2004. The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenants; however, there can be no assurance that such amendments or waivers will be obtained.

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

     On January 6, 2004 the Company entered into a letter of credit totaling $1.2 million. On March 5, 2004 the Company also amended an existing letter of credit to decrease the amount to $1.1 million. The letters of credit obligate the Company to make payment in the event of default on the agreements with the insurance companies to pay workers compensation claims incurred. Management does not expect any material losses to result from this arrangement because performance is not expected to be required, and therefore, is of the opinion that the fair value of these instruments is zero.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk on variable rate financial instruments: The Company maintains a $25 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the credit facility at an average interest rate of 3.7% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $47,000 annually.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
Airxcel, Inc. and Subsidiaries

          We have audited the accompanying consolidated balance sheets of Airxcel, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholder's equity (deficiency), and cash flows for the years then ended. Our audits also included the financial statement schedule for 2003 and 2002 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Airxcel, Inc. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    /s/ ERNST & YOUNG LLP

Kansas City, Missouri
February 6, 2004, except for Note 4 as
 to which the date is March 24, 2004

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder of Airxcel, Inc.

In our opinion, the consolidated statement of operations, statement of stockholder's equity (deficiency), and statement of cash flows for the year ended December 31, 2001, present fairly, in all material respects, the results of operations and cash flows of Airxcel, Inc. and its subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Kansas City, Missouri
February 13, 2002, except with respect to the 2001 transitional disclosures relating to the adoption of Statement of Financial accounting Standards No.142 as described in Note 2, as to which date is January 1, 2002

                         AIRXCEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                              December 31,   December 31,
                                                                                  2003           2002
                                                                              ------------   ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                 $         33   $        179
    Accounts receivable, net of allowances for doubtful
        accounts of $550 and $314 in 2003 and 2002, respectively                    13,472         11,171
    Inventory                                                                       19,811         22,498
    Prepaid expenses and other current assets                                          409            387
    Deferred income taxes                                                            2,533          3,552
                                                                              ------------   ------------
        Total current assets                                                        36,258         37,787
                                                                              ------------   ------------
Deferred income taxes                                                                2,233          4,096
Property, plant and equipment, net                                                  15,906         17,725
Loan financing costs, net                                                            1,583          1,956
Other identifiable intangible assets, net                                            1,645          1,987
Goodwill and other indefinite lived intangible assets                               15,873         15,873
Notes receivable from Holdings                                                       3,447            - -
                                                                              ------------   ------------
        Total assets                                                          $     76,945   $     79,424
                                                                              ============   ============
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
    Current portion of long-term debt                                         $         64   $         81
    Accounts payable                                                                 7,021          9,097
    Warranty reserve                                                                 2,186          1,905
    Accrued interest                                                                 1,243          1,239
    Accrued payroll                                                                  2,620          3,357
    Pension liability                                                                  494            398
    Other accrued expenses                                                           2,523          1,574
                                                                              ------------   ------------
             Total current liabilities                                              16,151         17,651
Pension liability                                                                    2,394          1,693
Long-term debt, less current portion                                                94,884         97,833
                                                                              ------------   ------------
             Total liabilities                                                     113,429        117,177
                                                                              ------------   ------------
Commitments and contingencies (see Notes 1 and 4)
Stockholder's equity (deficiency):
    Common stock, par value $1; 1,000 shares authorized;
        1,000 shares issued and outstanding                                              1              1
    Additional paid-in capital                                                      27,322         27,322
    Accumulated deficit                                                            (62,391)       (64,091)
    Accumulated other comprehensive loss                                            (1,416)          (985)
                                                                              ------------   ------------
             Total stockholder's equity (deficiency)                               (36,484)       (37,753)
                                                                              ------------   ------------
             Total liabilities and stockholder's equity (deficiency)          $     76,945   $     79,424
                                                                              ============   ============

                             See accompanying notes.

                         AIRXCEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                                                   Years Ended
                                                                    ------------------------------------------
                                                                    December 31,   December 31,   December 31,
                                                                        2003           2002           2001
                                                                    ------------   ------------   ------------
Net sales                                                           $    161,213   $    159,111   $    145,144
                                                                    ------------   ------------   ------------
Cost of goods sold                                                       129,073        129,693        117,867
                                                                    ------------   ------------   ------------
    Gross profit                                                          32,140         29,418         27,277
                                                                    ------------   ------------   ------------
Operating expenses:
    Selling, general and administrative                                   15,785         16,462         15,628
    Amortization of intangible assets and computer
        software                                                             291          1,037          2,700
    Accrued litigation income                                                - -            - -         (5,049)
                                                                    ------------   ------------   ------------
    Total operating expenses                                              16,076         17,499         13,279
                                                                    ------------   ------------   ------------
    Income from operations                                                16,064         11,919         13,998
Interest expense                                                          10,732         10,789         11,436
Minority interest                                                            - -            - -           (133)
Other expense, net                                                           141            185             39
                                                                    ------------   ------------   ------------
    Income from continuing operations before income
        tax expense and cumulative effect of change
        in accounting principle                                            5,191            945          2,656
Income tax expense                                                         2,015            368          1,064
                                                                    ------------   ------------   ------------
    Income from continuing operations before
        cumulative effect of change in accounting principle                3,176            577          1,592
Discontinued operations:
    Recovery on disposal of Faulkner Manufacturing
        less applicable income tax expense of
        $0, $38, and $49, respectively                                       - -             62             79
                                                                    ------------   ------------   ------------
        Income before cumulative effect of change in
             accounting principle                                          3,176            639          1,671
Cumulative effect of change in accounting principle,
    net of income taxes of $10,130                                           - -        (19,718)           - -
                                                                    ------------   ------------   ------------
        Net income (loss)                                                  3,176        (19,079)         1,671
Other comprehensive loss:
    Minimum pension liability, net of tax of $270
    $595, and $22, respectively                                             (431)          (950)           (35)
                                                                    ------------   ------------   ------------
Comprehensive income (loss)                                         $      2,745   $    (20,029)  $      1,636
                                                                    ============   ============   ============

                             See accompanying notes.

                         AIRXCEL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)
                          (in thousands, except shares)

                                                                                 Accumulated
                                    Common Stock    Additional                      Other
                                  ---------------    Paid-in     Accumulated    Comprehensive
                                  Shares   Amount    Capital       Deficit           Loss          Total
                                  ------   ------   ----------   -----------    -------------    ----------
Balances, January 1, 2001          1,000   $    1   $   26,946   $   (46,056)   $         - -    $  (19,109)
Relinquishment of minority
 interest                            - -      - -          376           - -              - -           376
Net income                           - -      - -          - -         1,671              - -         1,671
Dividend to parent                   - -      - -          - -          (627)             - -          (627)
Minimum pension liability, net
 of tax                              - -      - -          - -           - -              (35)          (35)
                                  ------   ------   ----------   -----------    -------------    ----------
Balances, December 31, 2001        1,000        1       27,322       (45,012)             (35)      (17,724)
Net loss                             - -      - -          - -       (19,079)             - -       (19,079)
Minimum pension liability, net
 of tax                              - -      - -          - -           - -             (950)         (950)
                                  ------   ------   ----------   -----------    -------------    ----------
Balances, December 31, 2002        1,000        1       27,322       (64,091)            (985)      (37,753)
Net income                           - -      - -          - -         3,176              - -         3,176
Dividend to parent                   - -      - -          - -        (1,476)             - -        (1,476)
Minimum pension liability, net
    of tax                           - -      - -          - -           - -             (431)         (431)
                                  ------   ------   ----------   -----------    -------------    ----------
Balances, December 31, 2003        1,000   $    1   $   27,322   $   (62,391)   $      (1,416)   $  (36,484)
                                  ======   ======   ==========   ===========    =============    ==========

                             See accompanying notes.

                         AIRXCEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         Years Ended
                                                                         --------------------------------------------
                                                                         December 31,    December 31,    December 31,
                                                                             2003            2002            2001
                                                                         ------------    ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                                    $      3,176    $    (19,079)   $      1,671
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation                                                            2,769           2,348           2,546
        Amortization of intangible assets and computer
            software                                                              291           1,037           2,700
        Amortization of loan financing costs                                      466             433             432
        Provision for bad debts                                                   213              25             (20)
        Recovery on disposal of discontinued operations                           - -            (100)           (128)
        Deferred income taxes                                                   1,681          (8,686)          1,619
        (Gain) loss on sale of property, plant and equipment                       60              90             (20)
        Loss on disposition of intangible asset                                    52             - -             - -
        Minority interest in earnings of subsidiaries                             - -             - -            (133)
        Impairment write off of goodwill and trademark costs                      - -          29,848             - -
        Impairment write off of patent and license agreement costs                - -              65             - -
        Changes in operating assets and liabilities:
          Accounts receivable                                                  (2,514)           (378)          3,926
          Inventory                                                             2,687            (337)          4,036
          Prepaid expenses and other assets                                       (22)            104           1,456
          Accounts payable                                                     (2,076)          1,590          (2,426)
          Accrued expenses and other liabilities                                  593           1,810          (9,144)
                                                                         ------------    ------------    ------------
            Net cash provided by operating activities                           7,376           8,770           6,515
                                                                         ------------    ------------    ------------
Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment                            49               3             101
    Capital expenditures                                                       (1,059)         (2,498)         (2,314)
    Patent costs incurred                                                          (1)            (92)             (6)
    Purchase of notes receivable from Holdings                                 (3,447)            - -             - -
                                                                         ------------    ------------    ------------
            Net cash used in investing activities                              (4,458)         (2,587)         (2,219)
                                                                         ------------    ------------    ------------
Cash flows from financing activities:
    Cash overdraft                                                                - -             - -            (419)
    Proceeds from long-term obligations                                       152,214         156,004         149,152
    Principal payments on long-term debt                                     (155,180)       (162,591)       (151,975)
    Financing costs incurred                                                      (93)            - -             (16)
    Dividend to parent                                                             (5)            - -            (627)
                                                                         ------------    ------------    ------------
        Net cash used in financing activities                                  (3,064)         (6,587)         (3,885)
                                                                         ------------    ------------    ------------
        Net increase (decrease) in cash and cash
            equivalents                                                          (146)           (404)            411
Cash and cash equivalents, beginning of year                                      179             583             172
                                                                         ------------    ------------    ------------
Cash and cash equivalents, end of year                                   $         33    $        179    $        583
                                                                         ============    ============    ============

                         AIRXCEL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                                             Years Ended
                                                                        ---------------------------------------------
                                                                         December 31,    December 31,    December 31,
                                                                             2003            2002            2001
                                                                         ------------    ------------    ------------
Supplemental disclosure of cash flow information:
    Cash paid (received) during the year for:
        Interest                                                         $     10,197    $     10,375    $     11,059
        Income taxes, net                                                        (215)         (1,439)         (1,711)
Supplemental disclosure of noncash investing and financing activities:
    Reduction in tax basis of certain assets in connection
    with the purchase of notes receivable from Holdings,
    treated as dividend to parent                                        $      1,471    $        - -    $        - -
                                                                         ============    ============    ============

                             See accompanying notes.

                         AIRXCEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Airxcel, Inc., formerly known as Recreation Vehicle Products, Inc. (the "Company") is engaged in designing, manufacturing and marketing recreation vehicle air conditioning equipment in the United States, Canada and certain international markets. On November 10, 1997, the Company acquired substantially all of the net assets, properties and rights and assumed certain related liabilities of Crispaire Corporation, currently operating as Marvair ("Marvair"), a division of Airxcel, Inc., which designs, manufactures and markets specialty wall mount air conditioners, packaged terminal air conditioners with gas heat, environmental control units, heat pumps for the heating, ventilating and air conditioning industry and marine reverse cycle air conditioners. Marvair markets its products to companies involved in modular construction, telecommunications, utilities, pleasure yacht manufacturers and school districts located throughout the United States and selected foreign markets. On March 17, 1998 the Company acquired 100% of the outstanding stock of Suburban Manufacturing Company, formerly KODA Enterprises Group, Inc. ("Suburban"). Suburban, a wholly-owned subsidiary is a designer and manufacturer of heating, water heating, and cooking appliances for the recreation vehicle industry and other specialty products for the heating, ventilating and air conditioning industry. On November 3, 2000 the Company acquired substantially all of the net assets, properties and rights and assumed certain related liabilities of Instafreeze, Inc., currently operating as Insta Freeze ("Insta Freeze"), a division of Airxcel, Inc., which designs and manufactures low-voltage, compressor refrigeration units for the recreation vehicle, marine and ambulance manufacturing industries. Due to the similarities of the economic characteristics, production processes, customers, distribution methods and regulatory environment of the Company's products, the Company is managed, operated and reported as one segment.

     The Company is a wholly-owned subsidiary of Airxcel Holdings Corporation, formerly known as RV Holdings Corporation ("Holdings"). The Company is the only subsidiary of Holdings and Holdings has no operating activities and no material assets other than its investment in the Company. Accordingly, Holdings is dependent upon the Company for any cash requirements. However, Holdings does have 1,544,237 shares of $.01 par value common stock and 9,076,923 shares of $1 par value Series A and Series B exchangeable preferred stock outstanding as of December 31, 2003 and 2002. The Preferred stock which is exchangeable at the option of Holdings for junior subordinated notes issued by Holdings is also subject to mandatory redemption by Holdings on November 10, 2008 for an amount equal to the original proceeds from sale of the stock plus accrued but unpaid dividends which accrue at 14% annually. Total proceeds plus accrued and unpaid dividends were $24,209, $21,354, and $18,618 as of December 31, 2003, 2002 and
2001, respectively. All proceeds generated from the sale of such common and preferred shares have been contributed to the Company. However, the Company is not required to fund the mandatory redemption of these preferred shares. During 1996, Holdings also issued $4,015 of junior subordinated notes to the parent company of a major stockholder in exchange for cash. All proceeds from the issuance of these notes have been contributed to the Company. These notes, which are due in November, 2008, bear interest at 14% payable semiannually in the form of additional junior subordinated notes or cash at the election of Holdings. Such notes, plus accrued interest totaled $10,998, $9,589, and $8,360 as of December 31, 2003, 2002 and 2001, respectively. As part of the

November 10, 1997 Airxcel acquisition of Marvair, Holdings issued $5,304 of junior subordinated notes (the "PIK Notes") to the seller. The proceeds of the PIK Notes and $3,100 of cash received by Holdings through the sale of its common stock was contributed by Holdings to the Company. The PIK notes, which are due in November, 2008, bear interest at 11.4% payable annually in the form of additional junior subordinated notes or cash at the election of Holdings. Such notes, plus accrued interest, totaled $9,259, $8,299 and $7,439 as of December 31, 2003, 2002 and 2001, respectively. On February 19, 2003, the Company purchased the notes originally issued by Holdings from the holders for an aggregate purchase price of $3,447. These notes, which are reported at cost as notes receivable from Holdings on the accompanying 2003 consolidated balance sheet, mature November 2008. Although the Company may determine to distribute the notes to Holdings, subject to compliance with the Company's credit facility, senior subordinated notes and other debt agreements, the Company does not anticipate this will occur in the foreseeable future. Pursuant to an IRS regulation issued on August 29, 2003, the taxable income to Holdings associated with the note purchase results in a reduction to the tax basis of certain of the Company's assets and has been reflected in the accompanying consolidated financial statements as a non-cash distribution to Holdings and a decrease in deferred income tax assets.

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

2. SIGNIFICANT ACCOUNTING POLICIES:

     a. Management's Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The Company has three reporting units with goodwill. As determined by the step one assessment for each reporting unit as of the January 1, 2002 date of adoption, the estimated fair value, based on a present value valuation, was less than its carrying amount including goodwill, primarily due to the decline in the telecommunications industry. Step two of the assessment indicated there was impairment of goodwill and certain trademark costs, amounting to $19,718 (net of $10,130 in taxes), which was recorded as a cumulative effect of a change in accounting principle in the accompanying 2002 consolidated statement of operations. Annual reviews for impairment performed by the company in the fourth quarters of 2002 and 2003 indicated no further impairment of goodwill or other indefinite lived assets.

     Intangible assets, which are amortized on a straight-line basis over their estimated economic lives, are as follows:

                                                              Amortization        December 31,               December 31
                                                                 Period               2003                      2002
                                                              ------------        ------------               -----------
Intangible assets subject to amortization:
  Gross carrying amount:
     Computer software                                             5 years        $        712               $       712
     Tradename                                                    50 years               1,454                     1,454
     Patents                                                   5 - 7 years               3,706                     3,705
     License agreements                                           10 years                 400                       475
                                                                                  ------------               -----------
  Subtotal                                                                               6,272                     6,346

  Accumulated amortization:
     Computer software                                                            $        587               $       463
     Tradename                                                                             367                       339
     Patent                                                                              3,543                     3,451
     License agreements                                                                    130                       106
                                                                                  ------------               -----------
  Subtotal                                                                               4,627                     4,359
                                                                                  ------------               -----------
     Net intangible assets subject to amortization                                $      1,645               $     1,987
                                                                                  ============               ===========

Intangible assets not subject to amortization:
     Goodwill                                                                     $     12,973               $    12,973
     Trademarks                                                                          2,900                     2,900
                                                                                  ------------               -----------
  Subtotal                                                                        $     15,873               $    15,873
                                                                                  ============               ===========

     Amortization of finite lived intangible assets for the years ended December 31, 2003, 2002 and 2001 was $291, $829, and $983, respectively. Amortization for the remaining amount of finite lived intangible assets, as of December 31, 2003, is expected to be $272 in 2004, $105 in 2005, $77 in 2006, $75 in 2007, and $75
in 2008.

     The following pro forma table reflects the effects of the adoption of SFAS No. 142 on income to exclude amortization on goodwill and indefinite lived intangible assets, net of any related tax effects.

                                                                                  December 31, 2001
                                                                                  -----------------
Income before cumulative effect of change in accounting principle,
   as originally reported                                                           $       1,671
Add back after-tax effect of:
      Goodwill amortization                                                                   962
      Trademark amortization                                                                  343
                                                                                    -------------
Income before cumulative effect of change in accounting principle                   $       2,976
                                                                                    =============
Net income, as originally reported                                                  $       1,671
Add back after-tax effect of:
      Goodwill amortization                                                                   962
      Trademark amortization                                                                  343
                                                                                    -------------
Net income as adjusted                                                              $       2,976
                                                                                    =============

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

     SFAS No. 144 retains much of the recognition and measurement provision of SFAS No. 121, but removes goodwill and other indefinite lived assets from its scope. It also alters the criteria of classifying long-lived assets to be disposed of by sale and changes the method of accounting for the disposal of long-lived assets if other than through a sale. Finally, while this statement retains the basic presentation provisions for discontinued operations, it broadens the definition of a discontinued operation to include a component of an entity. During 2002 the Company determined that certain patent and license agreement costs, based on a present value valuation, were impaired. An impairment charge of $65 was recognized and included in other expense. No impairment charges were recorded in 2003.

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

     k. Concentration of Credit Risk. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The credit risk on trade receivables is controlled through credit approvals, limits and monitoring procedures. Trade receivables are generally due within 30 days. The majority of the Company's trade receivables are from customers in the RV industry. Credit losses are provided for in the accompanying consolidated financial statements and historically have been insignificant. The Company's ten largest customers accounted for approximately 57%, 58% and 50% of net sales for the years ended December 31, 2003, 2002 and 2001, respectively, and approximately 38% and 46% of accounts receivable at December 31, 2003 and 2002, respectively. Sales to customers in excess of 10% of consolidated net revenues are as follows:

                 December 31,      December 31,     December 31,
Customer             2003              2002            2001
                 ------------      ------------     ------------
A.               $     19,186      $     18,604     $     14,400
B.                     17,929            18,279           14,080

     The Company maintains its cash accounts primarily with major financial institutions, and had bank balances at December 31, 2003 and 2002 that exceeded FDIC insurance limits by $0 and $53, respectively.

     l. Advertising: The Company expenses advertising costs when the expense is incurred and classifies it in selling, general and administrative expense. Total advertising expense amounts to $204, $354, and $361 in 2003, 2002, and 2001, respectively.

     m. Shipping and Handling Costs: The Company records charges to customers for shipping and handling as sales, and costs incurred by the Company as cost of goods sold.

     n. Fair Value of Financial Instruments: The stated values of financial instruments as of December 31, 2003, 2002 and 2001, excluding the $90 million of senior subordinated notes, approximate fair market value. The fair value of the Company's senior subordinated notes is $84.6 million at December 31, 2003 based on the quoted market price for the same issue or similar issues.

     o. Collective Bargaining Agreement: As of December 31, 2003, the Company had 889 employees of which 37% were represented by a bargaining agreement that expires October 6, 2006.

3. SUMMARY BALANCE SHEET DATA:

     Inventory consists of the following:

                                                 December 31,         December 31,
                                                     2003                 2002
                                                 ------------         ------------
Raw materials                                    $      8,744         $      9,431
Work-in-process                                         2,013                2,104
Finished goods                                          9,054               10,963
                                                 ------------         ------------
                                                 $     19,811         $     22,498
                                                 ============         ============

     Property, plant and equipment, including amounts under capital leases, consist of the following:

                                                 December 31,         December 31,
                                                    2003                  2002
                                                 ------------         ------------
Land and land improvements                       $      1,222         $      1,235
Buildings and building improvements                     8,021                7,873
Machinery and equipment                                23,225               22,592
Furniture and fixtures                                  1,733                1,665
Construction in process                                   362                  440
                                                 ------------         ------------
                                                       34,563               33,805
Less accumulated depreciation                         (18,657)             (16,080)
                                                 ------------         ------------
   Net                                           $     15,906         $     17,725
                                                 ============         ============

4.  LONG-TERM DEBT:

    Long-term debt consists of the following:

                                                                      December 31,          December 31,
                                                                          2003                 2002
                                                                      ------------          ------------
Note payable to bank under a $25,000 revolving line
    of credit, maturing on June 29, 2005, with interest at
    the lower of the bank's base rate or Libor plus 2%
    (3.15% at December 31, 2003) payable monthly.                     $      4,702          $      7,583
Senior subordinated notes, with interest at 11% payable
    semiannually on May 15 and November 15, commencing on
    May 15, 1998, due November 15, 2007                                     90,000                90,000
Note payable to individual for land purchase, with interest
    at 7.5%, due in monthly principal and interest payments
    of $4 through April 1, 2007, collateralized by the land                    154                   195
Capital leases                                                                  92                   136
                                                                      ------------          ------------
                                                                            94,948                97,914
Current portion of long term debt                                              (64)                  (81)
                                                                      ------------          ------------
                                                                      $     94,884          $     97,833
                                                                      ============          ============

          Covenants under the Company's credit facility with the bank restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with a fixed charge coverage ratio and maintain a minimum effective capital balance, as defined. The credit facility also contains a subjective acceleration clause and a requirement to maintain a lock-box or other account by which the bank can apply cash receipts against the revolver balance. On March 24, 2004, the credit facility was amended to not require a lock-box or other account by which the bank can apply cash receipts against the revolver balance unless an event of default occurs. As such, amounts outstanding under this revolving line of credit are classified as long-term liabilities on the accompanying consolidated balance sheets, as the application of the subjective acceleration is not anticipated. The credit facility is collateralized by accounts receivable, equipment, general intangibles, inventory, and investment property. The Company was in compliance with these ratios at December 31, 2003 and 2002. The Company anticipates that they will continue to comply in 2004 with the financial covenants based on estimates of working capital levels and operating profitability included in management's current business plan for 2004. The achievement of this plan is necessary to comply with the various financial covenants during 2004. The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenants; however, there can be no assurance that such amendments or waivers will be obtained.

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

     Principal maturities of long-term debt, and capital lease amortization, based on balances outstanding at December 31, 2003 for each of the five succeeding years are as follows:

                                                   Capital Leases
                                   ---------------------------------------------
                     Long-term        Minimum                        Net Present
                       Debt        Lease Payment      Interest          Value         Total
                     ---------     -------------      --------       -----------    ----------
2004                        40                29             5                24            64
2005                     4,749                29             3                26         4,775
2006                        50                29             2                27            77
2007                    90,017                15           - -                15        90,032
2008                       - -               - -           - -               - -           - -
                     ---------     -------------      --------       -----------    ----------
                     $  94,856     $         102      $     10       $        92    $   94,948
                     =========     =============      ========       ===========    ==========

     Property, plant and equipment include the following amounts for capital leases:

                                                  December 31,   December 31,
                                                      2003           2002
                                                  ------------   ------------
Machinery and equipment                           $        200   $        200
Furniture and fixtures                                     136            136
                                                  ------------   ------------
                                                           336            336
Less accumulated depreciation                             (203)          (158)
                                                  ------------   ------------
    Net property, plant and equipment             $        133   $        178
                                                  ============   ============

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

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure", the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to the Company's employees is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has not recorded any compensation expense for the years ended December 31, 2003, 2002, and 2001.

6. INCOME TAXES:

     The significant components of the net deferred income tax asset (liability) recognized in the accompanying consolidated balance sheets are as follows:

                                                               December 31,     December 31,
                                                                   2003             2002
                                                               ------------     ------------
Accrued reserves and liabilities                                      3,442     $      2,481
Depreciation                                                         (3,923)          (2,610)
Intangibles                                                           5,247            6,091
AMT tax credit carry forwards                                           - -              310
Federal net operating loss carry forwards, expiring
    beginning in 2021                                                   - -              816
State income tax net operating loss carry forwards,
    expiring beginning 2010                                             - -              560
                                                               ------------     ------------
                                                                      4,766            7,648
Less current deferred income taxes                                    2,533            3,552
                                                               ------------     ------------
Total non-current deferred income taxes                        $      2,233     $      4,096
                                                               ============     ============

     The components of income tax (benefit) expense from continuing operations, exclusive of taxes related to the extraordinary items and cumulative effect of change in accounting principle, are as follows:

                             December 31,      December 31,      December 31,
                                 2003              2002              2001
                             ------------      ------------      ------------
Current                      $        707      $     (1,038)     $       (505)
Deferred                            1,308             1,406             1,569
                             ------------      ------------      ------------
    Income tax expense       $      2,015      $        368      $      1,064
                             ============      ============      ============

     Income tax expense from continuing operations differed from the amounts computed by applying the federal statutory rate to pretax income as follows:

                                                              December 31,      December 31,      December 31,
                                                                  2003              2002              2001
                                                              ------------      ------------      ------------
Income tax expense computed by applying
    the federal statutory rate                                $      1,763      $        321      $        930
Minority interest                                                      - -               - -               (46)
State income taxes, net of federal income tax
    benefit                                                            238                43                94
Nondeductible amortization expense                                     - -               - -               167
Other                                                                   14                 4               (81)
                                                              ------------      ------------      ------------
  Income tax expense from continuing operations               $      2,015      $        368      $      1,064
                                                              ============      ============      ============

7. COMMITMENTS:

     The Company leases buildings, machinery and equipment, office equipment and vehicles which are accounted for as operating leases. Some leases include renewal options and others contain purchase options. Total rental expense for operating leases was $635, $779 and $823 for the years ended December 31, 2003, 2002 and 2001, respectively.

    Commitments for future minimum lease payments under noncancellable leases as of December 31, 2003 are as follows:

                                 Operating
                                  Leases
                                 ---------
2004                             $     573
2005                                   344
2006                                   279
2007                                   223
                                 ---------
                                 $   1,419
                                 =========

8. BENEFIT PLAN:

     Substantially all employees of the RV Products division and the Marvair division are eligible to participate in the 401(k) plans offered by each company. Subject to certain conditions, the divisions may match up to 30% of the employees' contributions, respectively, up to a maximum of 6% of the employees' annual salary. In addition, the divisions can make an additional contribution determined at the discretion of the Company's Board of Directors. The Company's contribution to its 401(k) plans for the years ended December 31, 2003, 2002 and 2001 totaled $316, $303 and $346, respectively.

     Suburban sponsors two contributory defined benefit pension plans, the Suburban Manufacturing Company Retirement Plan ("Plan 1") and the Suburban Manufacturing Company Retirement Plan for Bargaining Employees ("Plan 2"). The plans cover substantially all Suburban Manufacturing Company employees meeting certain eligibility requirements. Assets of the plans consist of various marketable securities and investments in bond funds. The Company's funding policy is to contribute amounts that are sufficient, when added to participants' contributions, to fund the retirement benefits of all participants in accordance with the requirements of the Internal Revenue Code. The Company's contribution to the defined benefit pension plans is expected to be $494 in 2004. The plans actuarial measurement dates are September 30, 2003 and 2002.

     In accordance with SFAS No. 87, "Employers' Accounting for Pensions" an additional minimum pension liability for pension plans with accumulated benefits in excess of plan assets must be recognized. At December 31, 2003, 2002, and 2001 a minimum pension liability adjustment of $431, $950, and $35 (net of income tax benefit of $270, $595, and $22), respectively, is included in the accompanying consolidated financial statements.

                                                                December 31, 2003     December 31, 2002
                                                               -------------------   -------------------
                                                                Plan 1     Plan 2     Plan 1     Plan 2
                                                               --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of
    period                                                     $  3,811   $  2,845   $  2,939   $  2,218
Service cost                                                        183        276        163        218
Interest cost                                                       254        190        218        164
Benefits paid                                                       (96)      (147)       (66)      (114)
Actuarial gain                                                        2         89        157         68
Change in assumptions                                               505        388        400        291
                                                               --------   --------   --------   --------
Benefit obligation at end of period                            $  4,659   $  3,641   $  3,811   $  2,845
                                                               --------   --------   --------   --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at
   beginning of period                                         $  2,279   $  1,696   $  2,414   $  1,849
Employer contributions                                              140        345        179        113
Employee contributions                                               35         65         35         68
Actual return on plan assets                                        202        167       (283)      (220)
Benefits paid                                                       (96)      (147)       (66)      (114)
                                                               --------   --------   --------   --------
Fair value of plan assets at
   end of period                                               $  2,560   $  2,126   $  2,279   $  1,696
                                                               --------   --------   --------   --------
Unfunded status                                                $  2,099   $  1,515   $  1,532   $  1,149
Unrecognized net actuarial loss                                  (1,549)    (1,403)    (1,115)    (1,005)
Employer contribution after
    measurement date                                                (31)       (46)       (27)       (45)
Adjustment to recognize minimum
    liability                                                     1,225      1,078        857        745
                                                               --------   --------   --------   --------
Accrued benefit cost                                           $  1,744   $  1,144   $  1,247   $    844
                                                               ========   ========   ========   ========
Weighted-average assumptions as of September 30:
Discount rate                                                      6.00%      6.00%      6.75%      6.75%
Expected return on plan assets                                     8.50%      8.50%      8.50%      8.50%
Rate of compensation increase                                      3.00%      3.00%      3.00%      3.00%

The Company's asset allocations at December 31, 2003 and 2002, by asset category are as follows:

                                                                December 31, 2003     December 31, 2002
                                                               -------------------   -------------------
Asset category                                                  Plan 1     Plan 2     Plan 1     Plan 2
                                                               --------   --------   --------   --------
    Equities                                                      57.56%     57.22%     47.88%     49.58%
    Corporate and government
        securities                                                37.22%     38.82%     27.15%     32.74%
    Money funds                                                    5.22%      3.96%     24.97%     17.68%
                                                               --------   --------   --------   --------
                                                                 100.00%    100.00%    100.00%    100.00%
                                                               ========   ========   ========   ========

                                              December 31, 2003              December 31, 2002              December 31, 2001
                                          -------------------------     --------------------------     --------------------------
COMPONENTS OF NET PERIODIC
    BENEFIT COST
Service cost                              $      183     $      276     $       163     $      218     $       139     $      178
Interest cost                                    254            190             218            164             220            146
Expected return on plan assets                  (197)          (162)           (208)          (161)           (237)          (179)
Amortization of net gain                          65             66             - -              6              (2)            (1)
Employee contributions                           (31)           (57)            (31)           (55)            (35)           (54)
                                          ----------     ----------     -----------     ----------     -----------     ----------
Net periodic benefit cost                 $      274     $      313     $       142     $      172     $        85     $       90
                                          ==========     ==========     ===========     ==========     ===========     ==========

     Benefits expected to be paid as of December 31, 2003 are as follows:

2004                                      $      207
2005                                             236
2006                                             242
2007                                             273
2008                                             326
2009 - 2013                                    2,689
                                          ----------
                                          $    3,973
                                          ==========

     The primary investment objective of the defined benefit pension plans is to seek and earn a total rate of return modestly greater than that provided by a portfolio equally divided between U.S. stocks and bonds. This objective desires to keep portfolio risk below that of common stocks but to pursue a return greater than that provided by bonds.

     The general approach in determining the long term rate of return is to use a weighted-average of expected returns for each major asset class, based on the target asset allocation percentages incorporated in the plan's investment strategy. The expected returns for each major asset class are based primarily on historical returns in the post-war period. It is expected that future returns over the time horizon of the plan may be slightly less than historical returns, and therefore the actual long-term rate of return on assets assumption is set at a slightly lower level than would be determined based on historical returns alone.

9. RESTRUCTURING CHARGE:

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

10. DISCONTINUED OPERATIONS:

     During September 1997, the Company adopted a plan to discontinue its Faulkner manufacturing division. A significant amount of the assets of the division were liquidated and the liabilities were settled during 2002 and 2001. Accordingly, Faulkner is reported as a discontinued operation for the years ended December 31, 2003, 2002 and 2001.

     There were no sales from the Faulkner division for the years ended December 31, 2003, 2002 and 2001.

     Liabilities of the discontinued operations were $0, $0 and $100 at December 31, 2003, 2002 and 2001, respectively, which primarily consist of remaining warranty obligations.

     The recoveries on the disposal of Faulkner were $0, $100, and $128 at December 31, 2003, 2002 and 2001 respectively.

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

12. SUBSEQUENT EVENT:

     On January 6, 2004 the Company entered into a letter of credit totaling $1,210. On March 5, 2004 the Company also amended an existing letter of credit to decrease the amount to $1,064. The letters of credit obligate the Company to make payment in the event of default on the agreements with the insurance companies to pay workers compensation claims incurred. Management does not expect any material losses to result from this arrangement because performance is not expected to be required, and therefore, is of the opinion that the fair value of these instruments is zero.

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

ITEM 9(a). CONTROLS AND PROCEDURES

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

      Name                Age                         Position
------------------        ---       ----------------------------------------------
Melvin L. Adams           58        President and Chief Executive Officer, Director
Gregory G. Guinn          55        President -- RV Products
Richard L. Schreck        51        Chief Financial Officer, Secretary, Treasurer
Lonnie L. Snook           68        Vice President -- RV Manufacturing and
                                    Engineering
George D. Wyers           71        Retired, former President -- Marvair, Director
Dean T. DuCray            63        Director
Lawrence Jones            72        Director
James A. Urry             49        Director

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

     James A. Urry. Mr. Urry has been a director of the Company since 1996. Mr. Urry has been with Citibank, N.A. since 1981 and currently serves as a partner of CVC. He is a director of Intersil Corporation, AMI Semiconductor, Inc. and York International Corporation.

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

CODE OF BUSINESS CONDUCT

     The Company has adopted a code of business conduct that applies to the directors, officers, employees, representatives and agents of the Company. A copy of this code of business conduct will be provided free of charge upon request.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS

     The compensation of executive officers of the Company is determined by the Board of Directors of the Company. The following table sets forth information concerning compensation received by the five most highly compensated officers of the Company for services rendered in the fiscal year ended December 31, 2003.

                           SUMMARY COMPENSATION TABLE

                                                                                           Long-Term Compensation
                                                   Annual Compensation              --------------------------------------
                                               ------------------------------       Options/      LTIP       All Other
     Name and Principal Position               Year      Salary       Bonus          SAR(#)      Payouts  Compensation(1)
     ---------------------------               ----    ----------   ---------       --------     -------  ---------------
Melvin L. Adams                                2003    $  300,000   $ 351,556            - -         - -    $    18,286
President and Chief Executive Officer          2002       289,585     100,000            - -         - -         17,180
                                               2001       250,008      35,551            - -         - -         15,638

Gregory G. Guinn                               2003       180,000     212,250            - -         - -         13,287
President - RVP                                2002       176,875      67,320            - -         - -         11,662
                                               2001       165,000      12,343            - -         - -         11,239

Richard L. Schreck                             2003       180,000     171,746            - -         - -         13,011
Chief Financial Officer, Secretary and         2002       176,875      75,000            - -         - -         11,427
    Treasurer                                  2001       165,000      23,107            - -         - -         10,824

Lonnie L. Snook                                2003       148,334     168,004            - -         - -         13,511
Vice President -- RVP Manufacturing            2002       140,004      57,122            - -         - -         11,860
    and Engineering                            2001       140,004      13,810            - -         - -         11,121

There are no other executive officers whose compensation exceeds $100,000.

-----------

(1) The named employee officers have participated in the Company's profit sharing, 401(k) match, deferred compensation and excess benefit programs. The aggregate payments made by the Company pursuant to such programs are listed as All Other Compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the Company's issued and outstanding capital stock is owned by Holdings. The following table sets forth certain information with respect to the common and preferred equity interests of Holdings.

                                                               Common Stock     Percentage of       Aggregate
                                                               Beneficially        Common            Voting
          Name of Beneficial Owner                                Owned            Stock              Power
          ------------------------                             ------------     -------------       ---------
Citicorp Venture Capital, Ltd.("CVC") (1)                      1,196,573.55           65.35(2)          40.72%
    399 Park Avenue
    New York, New York 10043
Melvin L. Adams                                                  141,637.30            7.74             13.31%
George D. Wyers                                                  138,331.53            7.56             13.00%
Gregory G. Guinn                                                  76,348.75            4.17              7.17%
Richard L. Schreck                                                76,348.75            4.17              7.17%
Lonnie L. Snook                                                   61,533.75            3.36              5.78%
All directors and executive officers as a group
    (8 persons, including those named above)                     505,010.20           27.98             47.44%

-----------

(1) Includes shares held by employees and affiliates of CVC.

(2) Includes shares of (i) voting Class A Common Stock representing 40.72% of outstanding voting Class A Common Stock, (ii) non-voting Class B Common Stock and (iii) stock warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 19, 2003, the Company purchased the notes originally issued by Holdings from the holders for an aggregate purchase price of $3,447. These notes, which are reported at cost as notes receivable from Holdings on the accompanying 2003 consolidated balance sheet, mature November 2008. Although the Company may determine to distribute the notes to Holdings, subject to compliance with the Company's credit facility, senior subordinated notes and other debt agreements, the Company does not anticipate this will occur in the foreseeable future. Pursuant to an IRS regulation issued on August 29, 2003, the taxable income to Holdings associated with the note purchase results in a reduction to the tax basis of certain of the Company's assets and has been reflected in the accompanying consolidated financial statements as a non-cash distribution to Holdings and a decrease in deferred income tax assets.

PART IV

ITEM 14. FEES PAID TO INDEPENDENT AUDITORS

     The following is a summary of fees billed by Ernst & Young LLP for audit and other professional services during the year ended December 31:

                                                                                  2003       2002
                                                                                --------   --------
Audit Fees:
      Consists of fees and expenses billed for the audit of
      Airxcel's consolidated financial statements for such
      year and for the review of Airxcel's quarterly reports
      on Form 10-Q                                                              $165,869   $147,096

Audit-Related Fees:
      Consists of fees and expenses billed for the audits of Airxcel's benefit plans, assistance in documenting internal control policies
      and procedures over financial reporting and accounting consultations        98,642     68,871

Tax Fees:
      Consists of fees billed for tax advisory services,
      including compliance and planning                                           91,490      9,025

All Other Fees:                                                                      - -        - -
                                                                                --------   --------
Total All Fees                                                                  $356,001   $224,992
                                                                                ========   ========

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Part 2, Item 8:

                                                                                       Page
                                                                                       ----
Report of Independent Accountants                                                       17
Consolidated Balance Sheets - December 31, 2003 and 2002                                19
Consolidated Statements of Operations and Comprehensive
    Income (Loss) - Years ended - December 31, 2003, 2002, and 2001                     20
Consolidated Statements of Stockholder's Equity (Deficiency)
    Years ended December 31, 2003, 2002, and 2001                                       21
Consolidated Statements of Cash Flows - Years ended
    December 31, 2003, 2002, and 2001                                                   22
Notes to Consolidated Financial Statements                                              24

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


      31.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350,

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                 Balance at                Additions    Balance at
                                 Beginning    Charged to      (1)        End of
         Description               of Year     Expense     Deductions     Year
         -----------             ----------   ----------   ----------   ----------
Allowance for Doubtful Accounts
Year ended December 31,
    2003                         $      314   $      213   $       23   $      550
    2002                                295           25           (6)         314
    2001                                315          (20)           -          295

Allowance for Discounts
Year ended December 31,
    2003                         $      171   $    2,112   $   (2,110)  $      173
    2002                                110        2,148       (2,087)         171
    2001                                110        1,714       (1,714)         110

-------------
1. Deduction for purposes for which reserve was created.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Airxcel, Inc.

         3-26-04                   /s/  Melvin L. Adams
------------------------           -------------------------------------
         Date                      Melvin L. Adams
                                   President & Chief Executive Officer

         3-26-04                   /s/  Richard L. Schreck
------------------------           -------------------------------------
         Date                      Richard L. Schreck
                                   Secretary/Treasurer and Chief
                                   Financial Officer

         3-26-04                   /s/  Lawrence Jones
------------------------           -------------------------------------
         Date                      Lawrence Jones
                                   Director

         3-26-04                   /s/  Dean T. DuCray
------------------------           -------------------------------------
         Date                      Dean T. DuCray
                                   Director

         3-26-04                   /s/  James A. Urry
------------------------           -------------------------------------
         Date                      James A. Urry
                                   Director

         3-26-04                   /s/ George D. Wyers
------------------------           -------------------------------------
         Date                      George D. Wyers
                                   Director