Form 10-Q
period 2004-03-31
AIRXCEL INC
filed 2004-05-07
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                (see note below)
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. YES XX   NO
                                             ____    ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                1,000 shares of Common Stock as of March 31, 2004

    Note: This information is provided solely to comply with the obligation contained in the indenture agreement governing the Company's Senior Subordinated
                                     Notes.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       March 31, 2004     December 31, 2003
                                                                     ------------------   -----------------
                                                                         (Unaudited)          (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents                                              $    402           $     33
   Accounts receivable, net of allowances for doubtful accounts
      of $585 and $550, in 2004 and 2003, respectively                      18,220             13,472
   Inventories                                                              21,138             19,811
   Other current assets                                                      2,586              2,942
                                                                          --------           --------
       Total current assets                                                 42,346             36,258
                                                                          --------           --------
Deferred income taxes                                                        1,995              2,233
Property, plant and equipment, net                                          15,586             15,906
Loan financing costs, net                                                    1,465              1,583
Other identifiable intangible assets, net                                    1,587              1,645
Goodwill and other indefinite lived intangible assets                       15,873             15,873
Notes receivable from Holdings                                               3,447              3,447
                                                                          --------           --------
       Total assets                                                       $ 82,299           $ 76,945
                                                                          ========           ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
   Current portion of long-term debt                                      $     68           $     64
   Cash overdraft                                                            1,364                 --
   Accounts payable                                                         11,097              7,021
   Warranty reserve                                                          2,200              2,186
   Accrued interest                                                          3,709              1,243
   Accrued payroll                                                           1,979              2,620
   Accrued expenses and other current liabilities                            2,858              3,017
                                                                          --------           --------
       Total current liabilities                                            23,275             16,151
                                                                          --------           --------
Pension liability                                                            2,100              2,394
Long-term debt, net of current portion                                      92,065             94,884

Commitments and contingencies
Stockholder's equity (deficiency):
   Common stock                                                                  1                  1
   Additional paid-in capital                                               27,322             27,322
   Accumulated deficit                                                     (61,048)           (62,391)
   Accumulated other comprehensive loss                                     (1,416)            (1,416)
                                                                          --------           --------
       Total stockholder's equity (deficiency)                             (35,141)           (36,484)
                                                                          --------           --------
       Total liabilities and stockholder's equity (deficiency)            $ 82,299           $ 76,945
                                                                          ========           ========

                             See accompanying notes.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                               THREE MONTHS ENDED


                                                 March 31, 2004   March 31, 2003
                                                 --------------   --------------
Net sales                                            $43,907          $39,421
Cost of sales                                         34,808           31,515
                                                     -------          -------
   Gross profit                                        9,099            7,906
Selling, general and administrative expense            4,261            4,115
                                                     -------          -------
   Income from operations                              4,838            3,791
Interest expense, net                                  2,631            2,728
Other expense, net                                        26               11
                                                     -------          -------

     Income before income tax expense                  2,181            1,052
Income tax expense                                       838              408
                                                     -------          -------

Net income                                           $ 1,343          $   644
                                                     =======          =======

                             See accompanying notes.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                               THREE MONTHS ENDED


                                                                    March 31, 2004      March 31, 2003
                                                                    --------------      --------------
Cash flows from operating activities:
   Net income                                                           $  1,343           $    644
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                         759                765
       Amortization of financing costs                                       118                108
       Deferred income taxes                                                 838                408
       Provision for doubtful accounts                                        16                 49
       Loss on disposition of property, plant and equipment                    5                 --
       Changes in operating assets and liabilities:
         Accounts receivable                                              (4,764)            (5,123)
         Inventories                                                      (1,327)              (843)
         Other assets                                                       (244)              (282)
         Accounts payable                                                  4,076               (338)
         Accrued expenses and other liabilities                            1,386                959
                                                                        --------           --------
           Net cash provided by (used in) operating activities             2,206             (3,653)
                                                                        --------           --------

Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment                        --                 33
   Capital expenditures                                                     (374)              (155)
   Purchase of notes receivable from Holdings                                 --             (3,448)
   Other                                                                     (12)                --
                                                                        --------           --------
              Net cash used in investing activities                         (386)            (3,570)
                                                                        --------           --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                               36,276             39,657
   Principal payments on long-term debt                                  (39,091)           (34,701)
   Cash overdraft                                                          1,364              2,390
   Financing costs incurred                                                   --                (92)
   Dividend to parent                                                         --                 (5)
                                                                        --------           --------
           Net cash provided by (used in) financing activities            (1,451)             7,249
                                                                        --------           --------

           Net increase in cash and cash equivalents                         369                 26
  Cash and cash equivalents, beginning of period                              33                179
                                                                        --------           --------
  Cash and cash equivalents, end of period                              $    402           $    205
                                                                        ========           ========


                             See accompanying notes.

                                  AIRXCEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                 (in thousands)
                                   (Unaudited)

1. BASIS OF PRESENTATION:

      The accompanying interim consolidated financial statements have not been audited but reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes therein for the fiscal year ended December 31, 2003 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 26, 2004. The results of operations for any interim period are not necessarily indicative of results for the full year or for any subsequent quarter.

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

3. INVENTORIES:

      Inventory consists of the following:

                      March 31, 2004   December 31, 2003
                      --------------   -----------------
Raw materials            $10,115          $ 8,744
Work-in-process            2,153            2,013
Finished goods             8,870            9,054
                         -------          -------
                         $21,138          $19,811
                         =======          =======


4. NOTES RECEIVABLE FROM HOLDINGS:

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

5. WARRANTY RESERVE:

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

Changes in the Company's product warranty liability during the period are as follows:
     Balance, beginning of period                                                              $ 2,186
     Warranties provided for during the period                                                     575
     Settlements made during the period                                                           (572)
     Changes in liability for pre-existing warranties
       during the period, including expirations                                                     11
                                                                                               -------
     Balance, end of period                                                                    $ 2,200
                                                                                               =======

6. CONTINGENCY:

      On January 6, 2004, the Company entered into a letter of credit totaling $1,210. On March 5, 2004 the Company amended an existing letter of credit to decrease the amount to $1,064. The letters of credit obligate the Company to make payment in the event of default on the agreements with the insurance companies to pay workers compensation claims incurred. Management does not expect any material losses to result from this arrangement because performance is not expected to be required, and therefore, is of the opinion that the fair value of these instruments is zero.

7. BENEFIT PLAN

      The components of net periodic pension benefit for the three months ended March 31, 2004 and 2003 for Suburban Manufacturing Company Retirement Plan ("Plan 1") and the Suburban Manufacturing Company Retirement Plan for Bargaining Employees ("Plan 2") were:


                                            March 31, 2004                    March 31, 2003
                                     ------------------------------   -----------------------------
                                         Plan 1          Plan 2          Plan 1          Plan 2
                                     --------------   -------------   ------------   --------------
Service cost                             $  57           $  90           $  46           $  69
Interest cost                               69              54              63              47
Expected return on plan assets             (60)            (46)            (49)            (40)
Amortization of net loss                    25              24              16              17
Expected employee contributions             (8)            (16)             (8)            (14)
                                         -----           -----           -----           -----
Net periodic benefit cost                $  83           $ 106           $  68           $  79
                                         =====           =====           =====           =====

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      Net sales. Net sales increased 11.4% from $39.4 million in 2003 to $43.9 million in 2004. The sales increase is primarily due to volume growth within the RV industry.

      Gross Profit. Gross profit increased 15.2% from $7.9 million (20% of net sales) in 2003 to $9.1 million (21% of net sales) in 2004. The increase was principally due to increased sales volume and favorable changes in the product mix.

      Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense increased 4.9% from $4.1 million in 2003 (10% of net sales) to $4.3 million in 2004 (10% of net sales), primarily due to increased promotional expenses due to increased marketing efforts and increased sales commissions as a result of increased sales.

      Interest expense. Interest expense decreased 3.7% from $2.7 million in 2003 to $2.6 million in 2004 primarily due to reductions in average long term borrowings outstanding resulting from improved operating cash flows and decreased average interest rates on outstanding borrowings.

      Income tax expense. Income tax expense increased from $.4 million in 2003 to $.8 million in 2004 primarily due to increased gross profit as described above.

LIQUIDITY AND CAPITAL RESOURCES

      For the three months ended March 31, 2004, the Company generated $2.2 million in net cash flow from operating activities compared to a use of cash in operating activities of $3.7 million in the three months ended March 31, 2003. The improvement was primarily the result of increased profitability and improved working capital management, including increased accounts payable and accrued expenses and other liabilities, as compared to the prior period. Capital expenditures totaled $.4 million for three months ended March 31, 2004 compared to $.2 million for the same period in 2003.

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

      The outstanding borrowing on the Company's credit facility at March 31, 2004 is $1.9 million which is approximately $2.8 million less than that outstanding at December 31, 2003. The net repayment was made possible from improved operating cash flows in 2004. The net borrowing of approximately $5.0 million during the three months ended March 31, 2003 was necessary to fund working capital demands and lower operating cash flows.

      Covenants under the Company's credit facility with the bank restrict the Company's ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with a fixed charge coverage ratio and maintain a minimum effective capital balance. The Company is in compliance with these ratios at March 31, 2004. Management's current business plan estimates working capital levels and operating profitability. The achievement of this plan is necessary for compliance with various financial covenants during 2004. The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenants; however, there can be no assurance that such amendment or waiver would be able to be obtained.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk on variable rate financial instruments: The Company maintains a $25 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's outstanding borrowings under the credit facility of $1.9 million as of March 31, 2004 and an average interest rate of 3.6% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $19,000 annually.

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

                                        Airxcel, Inc.

  5-7-04                                /s/ Melvin L. Adams
---------------------               --------------------------------------------
         Date                           Melvin L. Adams
                                        President and Chief Executive Officer


  5-7-04                                /s/ Richard L. Schreck
---------------------               --------------------------------------------
         Date                           Richard L. Schreck
                                        Secretary/Treasurer and
                                        Chief Financial Officer