Form 10-Q
period 2004-06-30
AIRXCEL INC
filed 2004-08-16
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       INFORMATION SPECIFIED IN FORM 10-Q
                                (see note below)

(Mark one)
[ ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

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

                1,000 shares of Common Stock as of June 30, 2004

    Note: This information is provided solely to comply with the obligation contained in the indenture agreement governing the Company's Senior Subordinated
                                     Notes.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      June 30, 2004      December 31, 2003
                                                                      -------------      -----------------
                                                                       (Unaudited)           (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents                                          $       2,571                   33
   Accounts receivable, net of allowances for doubtful accounts
        of $525 and $550, in 2004 and 2003, respectively                     18,501               13,472
   Inventories                                                               22,240               19,811
   Deferred income taxes                                                      2,387                2,533
   Other current assets                                                         639                  409
                                                                      -------------        -------------
        Total current assets                                                 46,338               36,258
                                                                      -------------        -------------
Deferred income taxes                                                         2,087                2,233
Property, plant and equipment, net                                           15,150               15,906
Loan financing costs, net                                                     1,347                1,583
Other identifiable intangible assets, net                                     1,552                1,645
Goodwill and other indefinite lived intangible assets                        15,873               15,873
Notes receivable from Holdings                                                3,447                3,447
                                                                      -------------        -------------
        Total assets                                                  $      85,794        $      76,945
                                                                      =============        =============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current Liabilities:
   Current portion of long-term debt                                  $          70        $          64
   Cash overdraft                                                             3,352                   --
   Accounts payable                                                          12,079                7,021
   Warranty reserve                                                           2,593                2,186
   Accrued interest                                                           1,240                1,243
   Accrued payroll                                                            2,754                2,620
   Income tax payable                                                         1,751                  631
   Accrued expenses and other current liabilities                             2,689                2,386
                                                                      -------------        -------------
        Total current liabilities                                            26,528               16,151
                                                                      -------------        -------------
Pension liability                                                             2,289                2,394
Long-term debt, net of current portion                                       90,143               94,884

Commitments and contingencies

Stockholder's equity (deficiency):
   Common stock                                                                   1                    1
   Additional paid-in capital                                                27,322               27,322
   Accumulated deficit                                                      (59,073)             (62,391)
   Accumulated other comprehensive loss                                      (1,416)              (1,416)
                                                                      -------------        -------------
        Total stockholder's equity (deficiency)                             (33,166)             (36,484)
                                                                      -------------        -------------
     Total liabilities and stockholder's equity (deficiency)          $      85,794        $      76,945
                                                                      =============        =============

                             See accompanying notes.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                  -------------------------        -------------------------
                                                    2004            2003             2004            2003
                                                  ---------       ---------        ---------       ---------
Net sales                                         $  50,045       $  40,486        $  93,952       $  79,907
Cost of sales                                        40,269          32,952           75,077          64,467
                                                  ---------       ---------        ---------       ---------
   Gross profit                                       9,776           7,534           18,875          15,440
Selling, general and administrative expense           4,130           3,727            8,391           7,842
                                                  ---------       ---------        ---------       ---------
   Income from operations                             5,646           3,807           10,484           7,598
Interest expense, net                                 2,635           2,705            5,266           5,433
Other (income) expense, net                              88              (1)             114              10
                                                  ---------       ---------        ---------       ---------

        Income before income tax expense              2,923           1,103            5,104           2,155
Income tax expense                                      948             430            1,786             838
                                                  ---------       ---------        ---------       ---------

   Net income                                     $   1,975       $     673        $   3,318       $   1,317
                                                  =========       =========        =========       =========

                             See accompanying notes.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                SIX MONTHS ENDED

                                                                        June 30, 2004        June 30, 2003
                                                                        -------------        -------------
Cash flows from operating activities:
   Net income                                                           $       3,318        $       1,317
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                             1,517                1,524
      Amortization of financing costs                                             236                  228
      Deferred income taxes                                                       291                  838
      Provision for bad debt                                                      129                   79
      (Gain) loss on sale of property, plant and equipment                         64                    2
      Changes in operating assets and liabilities:
        Accounts receivable                                                    (5,158)              (3,465)
        Inventories                                                            (2,429)               1,250
        Other assets                                                             (230)                (305)
        Accounts payable                                                        5,058               (1,316)
        Accrued expenses and other liabilities                                  1,857                 (872)
                                                                        -------------        -------------
             Net cash provided by (used in) operating activities                4,653                 (720)
                                                                        -------------        -------------

Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment                              1                   33
   Capital expenditures                                                          (686)                (363)
   Purchase of notes receivable from Holdings                                      --               (3,447)
   Other                                                                          (46)                  --
                                                                        -------------        -------------
             Net cash used in investing activities                               (731)              (3,777)
                                                                        -------------        -------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                80,301               76,741
   Principal payments on long-term debt                                       (85,037)             (75,363)
   Cash overdraft                                                               3,352                3,154
   Financing costs incurred                                                        --                  (92)
   Dividend to parent                                                              --                   (5)
                                                                        -------------        -------------
             Net cash provided by (used in) financing activities               (1,384)               4,435
                                                                        -------------        -------------

             Net increase (decrease) in cash and cash equivalents               2,538                  (62)
  Cash and cash equivalents, beginning of period                                   33                  179
                                                                        -------------        -------------
  Cash and cash equivalents, end of period                              $       2,571        $         117
                                                                        =============        =============

                             See accompanying notes.

                                  AIRXCEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                 (in thousands)
                                   (Unaudited)

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

2. ORGANIZATION AND BUSINESS:

      Airxcel, Inc. (the "Company" is a wholly-owned subsidiary of Airxcel Holdings Corporation (Holdings); formerly known as RV Holdings Corporation. The Company is a diversified designer, manufacturer and marketer of air conditioners, furnaces, water heaters, cooking appliances and low-voltage refrigeration compressors for the recreation vehicle industry, and wall mount air conditioners, environmental control units and heat pumps for the heating, ventilating and air conditioning industry in the United States, Canada and certain international markets. The recreation vehicle industry is supplied by its RV Products Division and Suburban Manufacturing Company while the heating, ventilating and air conditioning industry is supplied by the Marvair division, formerly Crispaire division. Due to the similarities of the economic characteristics, production processes, customers, distribution methods and regulatory environment of the Company's products, the Company is managed, operated and reported as one segment.

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

3. INVENTORIES:

Inventories consist of the following:

                      June 30, 2004     December 31, 2003
                      -------------     -----------------
Raw materials         $      10,874       $       8,744
Work-in-process               2,499               2,013
Finished goods                8,867               9,054
                      -------------       -------------
                      $      22,240       $      19,811
                      =============       =============

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

Changes in the Company's product warranty liability during the period are as follows:

                                                              Three months ended    Six months ended
                                                                 June 30, 2004        June 30, 2004
                                                              -------------------   ----------------
Balance, beginning of period                                     $       2,200        $       2,186
Warranties issued during the period                                        487                1,062
Settlements made during the period                                        (518)              (1,090)
Changes in estimated liability for pre-existing warranties
  during the period, including expirations                                 424                  435
                                                                 -------------        -------------
Balance, end of period                                           $       2,593        $       2,593
                                                                 =============        =============

6. LONG-TERM DEBT:

      On June 25, 2004, the Company notified the trustee of the Senior Subordinated Notes of its intention to redeem $10,000 of the principal amount of the Notes outstanding on August 9, 2004 at a redemption price of 103.667% plus accrued and unpaid interest totaling $10,623.

7. INCOME TAXES:

      The effective income tax rate decreased during the quarter ended June 30, 2004 as a result of the use of a federal tax credit.

8. CONTINGENCY:

      On January 6, 2004, the Company entered into a letter of credit totaling $1,210. On March 5, 2004 and again on August 3, 2004, the Company amended an existing letter of credit to decrease the amount to $664. The letters of credit obligate the Company to make payment in the event of default on the agreements with the insurance companies to pay workers compensation claims incurred. Management does not expect any material losses to result from this arrangement because performance is not expected to be required, and therefore, is of the opinion that the fair value of these instruments is zero.

9. BENEFIT PLAN

      The components of net periodic pension benefit for the six months ended June 30, 2004 and 2003 for Suburban Manufacturing Company Retirement Plan ("Plan 1") and the Suburban Manufacturing Company Retirement Plan for Bargaining Employees ("Plan 2") were:

                                           June 30, 2004                   June 30, 2003
                                      ------------------------        ------------------------
                                       Plan 1          Plan 2          Plan 1          Plan 2
                                      --------        --------        --------        --------
Service cost                          $    114        $    180        $     92        $    138
Interest cost                              138             108             126              94
Expected return on plan assets            (120)            (92)            (98)            (80)
Amortization of net loss                    50              48              32              34
Expected employee contributions            (16)            (32)            (16)            (28)
                                      --------        --------        --------        --------
Net periodic benefit cost             $    166        $    212        $    136        $    158
                                      ========        ========        ========        ========

10. LITIGATION:

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

10. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales. Net sales increased 23.5% from $40.5 million to $50.0 million in the quarter ended June 30, 2004 as compared to the corresponding quarter of 2003. For the six months ended June 30, 2004 net sales increased 17.6% from $79.9 million to $94.0 million in the same six months of 2003. For the quarter and six months ended June 30, 2004 net sales increased in comparison to the same period of 2003 primarily due to volume growth within the RV industry.

      Gross Profit. Gross profit increased 30.7% from $7.5 million (19% of net sales) to $9.8 million (20% of net sales) in the quarter ended June 30, 2004 as compared to the corresponding quarter of 2003. For the six months ended June 30, 2004 gross profit increased 22.7% from $15.4 million (19% of net sales) to $18.9 million (20% of net sales) in the same six months of 2003. The increase was principally due to the increased sales volume.

      Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense increased 10.8% from $3.7 million (9% of net sales) to $4.1 million (8% of net sales) in the quarter ended June 30, 2004 as compared to the corresponding quarter of 2003. For the six months ended June 30, 2004 selling, general and administrative expense increased 7.7% from $7.8 million (10% of net sales) to $8.4 million (9% of net sales) in the same six months as 2003. The increase was primarily due to the growth experienced during the period and expenses associated with various litigation matters incidental to the conduct of the Company's business.

      Interest expense. Interest expense decreased slightly from $2.7 million to $2.6 million in the quarter ended June 30, 2004 as compared to the corresponding quarter of 2003. For the six months ended June 30, 2004 interest expense decreased from $5.4 million to $5.3 million in the same six months of 2003. The decrease is primarily due to reductions in average long term borrowings outstanding resulting from improved operating cash flows.

      Income tax expense. Income tax expense increased from $.4 million to $.9 million in the quarter ended June 30, 2004 as compared to the corresponding quarter of 2003 related to the comparable increase in pre-tax income and increased from $.8 million to $1.8 million in the six months ended June 30, 2004 as compared to the same six months in 2003. The effective income tax rate decreased during the quarter ended June 30, 2004 as a result of the use of a federal tax credit.

LIQUIDITY AND CAPITAL RESOURCES

      For the six months ended June 30, 2004, the Company generated $4.7 million in net cash flow from operating activities compared to a use of cash in operating activities of $.7 million in the six months ended June 30, 2003. The improvement was primarily the result of increased profitability and better working capital management specifically related to the use of accounts payable and accrued expenses to manage the growth of accounts receivable and inventory as volume increases. Capital expenditures totaled $.7 million for six months ended June 30, 2004 compared to $.4 million for the same period in 2003.

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

      The Company had no outstanding borrowing on its credit facility at June 30, 2004 compared to approximately $4.7 million outstanding at December 31, 2003. The net repayment was made possible from improved operating cash flows in 2004.

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

CERTAIN IMPORTANT FACTORS

      Except for the historical information contained herein, this Form 10-Q contains forward-looking statements, and any statements contained in this Form 10-Q that are not statements of historical fact are deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will" "expect", "believe", "anticipate", "estimate", or "continue", the negative or other variations thereof, or comparable terminology, are intended forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe weather conditions, that can affect both the purchase and usage of recreational vehicles, which, in turn, affects purchases by consumers of the products that the Company sells.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk on variable rate financial instruments: The Company maintains a $25 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. No borrowings were outstanding under the revolving credit facility at June 30, 2004. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates.

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

                                           Airxcel, Inc.

       8-12-04                              /s/ Melvin L. Adams
----------------------                     -------------------------------------
        Date                               Melvin L. Adams
                                           President and Chief Executive Officer

       8-12-04                              /s/ Richard L. Schreck
----------------------                     -------------------------------------
         Date                              Richard L. Schreck
                                           Secretary/Treasurer and
                                           Chief Financial Officer