Form 10-Q
period 2004-09-30
AIRXCEL INC
filed 2004-11-12
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         INFORMATION SPECIFIED FORM 10-Q
                                (see note below)

(Mark one)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                 to
                                   ---------------    ----------------

                        COMMISSION FILE NUMBER 333-43335

                                  AIRXCEL, INC.
             (Exact name of Registrant as specified in its charter)

                      Delaware                           48-1071795
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

              1,000 shares of Common Stock as of September 30, 2004

     Note: This information is provided solely to comply with the obligation contained in the indenture agreement governing the Company's
                           Senior Subordinated Notes.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                         September 30, 2004                December 31, 2003
                                                                      -------------------------        -------------------------
                                                                             (Unaudited)                        (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents                                          $                     223        $                      33
   Accounts receivable, net of allowances for doubtful accounts
       of $497 and $550, in 2004 and 2003, respectively                                  17,736                           13,472
   Inventories                                                                           25,457                           19,811
   Deferred income taxes                                                                  2,402                            2,533
   Other current assets                                                                     539                              409
                                                                      -------------------------        -------------------------
       Total current assets                                                              46,357                           36,258
                                                                      -------------------------        -------------------------
Deferred income taxes                                                                     1,561                            2,233
Property, plant and equipment, net                                                       15,120                           15,906
Loan financing costs, net                                                                 1,279                            1,583
Other identifiable intangible assets, net                                                 1,479                            1,645
Goodwill and other indefinite lived intangible assets                                    15,873                           15,873
Notes receivable from Holdings                                                            3,447                            3,447
                                                                      -------------------------        -------------------------
       Total assets                                                   $                  85,116        $                  76,945
                                                                      =========================        =========================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
   Current portion of long-term debt                                  $                      71        $                      64
   Cash overdraft                                                                         5,192                               --
   Accounts payable                                                                      11,520                            7,021
   Warranty reserve                                                                       2,718                            2,186
   Accrued interest                                                                       3,327                            1,243
   Accrued payroll                                                                        3,534                            2,620
   Income tax payable                                                                       845                              631
   Accrued expenses and other current liabilities                                         3,107                            2,386
                                                                      -------------------------        -------------------------
       Total current liabilities                                                         30,314                           16,151
                                                                      -------------------------        -------------------------
Pension liability                                                                         2,421                            2,394
Long-term debt, less current portion                                                     84,287                           94,884

Commitments and contingencies

Stockholder's equity (deficiency):
   Common stock                                                                               1                                1
   Additional paid-in capital                                                            27,322                           27,322
   Accumulated deficit                                                                  (57,813)                         (62,391)
   Accumulated other comprehensive loss                                                  (1,416)                          (1,416)
                                                                      -------------------------        -------------------------
       Total stockholder's equity (deficiency)                                          (31,906)                         (36,484)
                                                                      -------------------------        -------------------------
       Total liabilities and stockholder's equity (deficiency)        $                  85,116        $                  76,945
                                                                      =========================        =========================


                             See accompanying notes.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           Three Months Ended                          Nine Months Ended
                                                              September 30,                               September 30,
                                                  -------------------------------------       -------------------------------------
                                                       2004                   2003                 2004                  2003
                                                  ---------------       ---------------       ---------------       ---------------
Net sales                                         $        49,683       $        44,155       $       143,635       $       124,062
Cost of sales                                              40,518                35,247               115,595                99,713
                                                  ---------------       ---------------       ---------------       ---------------
   Gross profit                                             9,165                 8,908                28,040                24,349
Selling, general and administrative expense                 4,393                 3,941                12,784                11,783
                                                  ---------------       ---------------       ---------------       ---------------
   Income from operations                                   4,772                 4,967                15,256                12,566
Interest expense, net                                       2,507                 2,667                 7,773                 8,100
Premium on bond repurchase                                    367                    --                   367                    --
Other expense, net                                             16                    43                   130                    54
                                                  ---------------       ---------------       ---------------       ---------------

   Income before income tax expense                         1,882                 2,257                 6,986                 4,412
Income tax expense                                            622                   867                 2,408                 1,705
                                                  ---------------       ---------------       ---------------       ---------------

   Net income                                     $         1,260       $         1,390       $         4,578       $         2,707
                                                  ===============       ===============       ===============       ===============


                             See accompanying notes.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    Nine Months Ended
                                                             ----------------------------------
                                                             September 30,        September 30,
                                                                 2004                 2003
                                                             -------------        -------------
Cash flows from operating activities:
   Net income                                                $       4,578        $       2,707
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                 2,292                2,293
       Amortization of financing costs                                 354                  347
       Amortization of premium on bond repurchase                      367                   --
       Deferred income taxes                                           803                1,465
       Provision for bad debts                                         153                  144
       Loss on sale of property, plant and equipment                    63                   34
       Changes in operating assets and liabilities:
         Accounts receivable                                        (4,417)              (4,905)
         Inventories                                                (5,646)               2,727
         Other assets                                                 (130)                (145)
         Accounts payable                                            4,499                   (7)
         Accrued expenses and other liabilities                      4,492                2,881
                                                             -------------        -------------
           Net cash provided by operating activities                 7,408                7,541
                                                             -------------        -------------

Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment                   4                   45
   Capital expenditures                                             (1,361)                (700)
   Purchase of notes receivable from Holdings                           --               (3,447)
   Other                                                               (46)                  (1)
                                                             -------------        -------------
           Net cash used in investing activities                    (1,403)              (4,103)
                                                             -------------        -------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                        135,534              111,140
   Principal payments on long-term debt                           (146,124)            (115,792)
   Cash overdraft                                                    5,192                1,506
   Financing costs incurred                                            (50)                 (92)
   Premium on bond repurchase                                         (367)                  --
   Dividend to parent                                                   --                   (5)
                                                             -------------        -------------
           Net cash used in financing activities                    (5,815)              (3,243)
                                                             -------------        -------------

  Net increase in cash and cash equivalents                            190                  195
  Cash and cash equivalents at beginning of period                      33                  179
                                                             -------------        -------------
  Cash and cash equivalents at end of period                 $         223        $         374
                                                             =============        =============


                             See accompanying notes.

                         AIRXCEL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)
                                   (Unaudited)


                                                                           Nine Months Ended
                                                                    ---------------------------------
                                                                    September 30,       September 30,
                                                                        2004                 2003
                                                                    -------------       -------------
Supplemental non-cash financing information:
    Basis reduction of certain assets related to Holdings
       taxable income on note purchase recorded as a non-cash
       distribution and a decrease in deferred income taxes.        $          --       $       1,471
                                                                    =============       =============

                                  AIRXCEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


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

3.  INVENTORIES:

   Inventories consist of the following:


                       September 30, 2004          December 31, 2003
                      --------------------       --------------------
Raw materials         $             13,012       $              8,744
Work-in-process                      2,293                      2,013
Finished goods                      10,152                      9,054
                      --------------------       --------------------
                      $             25,457       $             19,811
                      ====================       ====================


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

Changes in the Company's product warranty liability during the period are as follows:


                                                                  Three months ended          Nine months ended
                                                                  September 30, 2004          September 30, 2004
                                                                 --------------------        --------------------
Balance at beginning of period                                   $              2,593        $              2,186
Warranties issued during the period                                               608                       1,670
Settlements made during the period                                               (639)                     (1,729)
Changes in estimated liability for pre-existing warranties
  during the period, including expirations                                        156                         591
                                                                 --------------------        --------------------
Balance at end of period                                         $              2,718        $              2,718
                                                                 ====================        ====================


6.  LONG-TERM DEBT:

   On August 9, 2004, the Company redeemed $10,000 of the principal amount of Senior Subordinated Notes at a redemption price of 103.667% plus accrued and unpaid interest totaling $10,623. On August 6, 2004, the Company amended its Credit Facility with a bank which extended the maturity date to March 31, 2007.

7.  INCOME TAXES:

   The effective income tax rate decreased during the quarter ended September 30, 2004 as a result of the use of a federal tax credit.

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

9.  BENEFIT PLAN:

   The components of net periodic pension benefit for the nine months ended September 30, 2004 and 2003 for Suburban Manufacturing Company Retirement Plan ("Plan 1") and the Suburban Manufacturing Company Retirement Plan for Bargaining Employees ("Plan 2") were:


                                           September 30, 2004                  September 30, 2003
                                      ----------------------------        ----------------------------
                                        Plan 1            Plan 2            Plan 1            Plan 2
                                      ----------        ----------        ----------        ----------
Service cost                          $      171        $      270        $      138        $      207
Interest cost                                207               162               189               141
Expected return on plan assets              (180)             (138)             (147)             (120)
Amortization of net loss                      75                72                48                51
Expected employee contributions              (24)              (48)              (24)              (42)
                                      ----------        ----------        ----------        ----------
Net periodic benefit cost             $      249        $      318        $      204        $      237
                                      ==========        ==========        ==========        ==========


10. LITIGATION:

   During September 2004, the Company agreed to settle a pending lawsuit with an individual and acquire a non-exclusive license under the individual's patent. The Company paid a license fee associated with the patent and will pay a one dollar royalty for each licensed product sold by the Company during the life of the patent. The license fee is included in selling, general, and administrative expense in the accompanying 2004 condensed consolidated statement of operations. No current product of the Company requires the payment of the one dollar royalty, and no royalty is due for any previously sold product.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   Net sales. Net sales increased 12.4% from $44.2 million to $49.7 million in the quarter ended September 30, 2003 as compared to the corresponding quarter of 2004. For the nine month periods, net sales increased 15.7% from $124.1 million to $143.6 million in the nine months of 2004. For the quarter and nine months ended September 30, 2004, net sales increased in comparison to the same period of 2003 primarily due to growth within the RV industry.

   Gross profit. Gross profit increased 3.4% from $8.9 million (20% of net sales) to $9.2 million (19% of net sales) in the quarter ended September 30, 2003 as compared to the corresponding quarter of 2004. For the nine month periods, gross profit increased 15.2% from $24.3 million (20% of net sales) in 2003 to $28.0 million (20% of net sales) in the nine months of 2004. For the quarter and nine months ended September 30, 2004, gross profit increased in comparison to the same period of 2003 primarily due to increased sales volume. The decline in gross profit as a percent of sales is due to the increased cost of raw material components including steel, copper and aluminum.

   Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense increased 12.8% from $3.9 million (9% of net sales) to $4.4 million (9% of net sales) in the quarter ended September 30, 2003 as compared to the corresponding quarter of 2004. For the nine month periods, selling, general and administrative expense increased 8.5% from $11.8 million (10% of net sales) in 2003 to $12.8 million (9% of net sales) in 2004. The increase was primarily due to growth experienced during the period and expenses associated with various litigation matters incidental to the conduct of the Company's business.

   Interest expense. Interest expense decreased 7.4% from $2.7 million to $2.5 million in the quarter ended September 30, 2003 as compared to the corresponding quarter of 2004. For the nine month periods, interest expense decreased 3.7% from $8.1 million in 2003 to $7.8 million in the nine months of 2004. The decrease is primarily due to reductions in average long term borrowings outstanding resulting from improved operating cash flows, including the redemption of $10 million in Senior Subordinated Notes in August 2004.

   Premium on bond repurchase. Premium on bond repurchase increased to $.4 million in the quarter ended September 30, 2004 as compared to the corresponding quarter of 2003 due to bond premium associated with the redemption of $10 million of Senior Subordinated Notes.

   Income tax expense. Income tax expense decreased from $.9 million to $.6 million in the quarter ended September 30, 2003 as compared to the corresponding quarter of 2004 and increased from $1.7 million to $2.4 million in the nine months ended September 30, 2003 as compared to the same nine months in 2004, due primarily to the related decreases and increases in pretax income for these periods. The effective income tax rate decreased during the quarter ended September 30, 2004 as a result of the use of a federal tax credit.

LIQUIDITY AND CAPITAL RESOURCES

   For the nine months ended September 30, 2004, the Company generated $7.4 million in net cash flow from operating activities compared to $7.5 million for the comparable period in 2003. Increased profitability in the 2004 period and greater use of accounts payable, cash overdraft positions and accrued expenses substantially offset the growth of accounts receivable and inventory as volume increases. The significant increase in inventory was also due in part to a large volume purchase of a key raw material at advantageous pricing. Capital expenditures totaled $1.4 million for the nine months ended September 30, 2004 compared to $.7 million for the same period in 2003.

   On August 9, 2004, the Company redeemed $10 million of the principal amount of Senior Subordinated Notes at a redemption price of 103.667% plus accrued and unpaid interest totaling $10.6 million. On August 6, 2004, the Company amended its Credit Facility with a bank which extends the maturity date to March 31, 2007.

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

   Covenants under the Company's credit facility with the bank restrict the Company's ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with a fixed charge coverage ratio and maintain a minimum effective capital balance. The Company is in compliance with these ratios at September 30, 2004. Management's current business plan estimates working capital levels and operating profitability. The achievement of this plan is necessary for compliance with various financial covenants during 2004. The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenants; however, there can be no assurance that such amendment or waiver will be obtained.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk on variable rate financial instruments: The Company maintains a $25 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the credit facility at an average interest rate of 3.6% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $42,000 annually.

   Market risk on fixed-rate financial instruments: Included in long-term debt at September 30, 2004 are $80 million of 11% Senior Subordinated Notes due 2007. Increases in market interest rates would generally cause a decrease in the fair market value of the Notes and a decrease in market interest rates would generally cause an increase in fair value of the Notes.

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

                           PART 2 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       N/A

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                           Airxcel, Inc.


-------------------------------------      -------------------------------------
         Date                              Melvin L. Adams
                                           President and Chief Executive Officer



-------------------------------------      -------------------------------------
         Date                              Richard L. Schreck
                                           Secretary/Treasurer and
                                           Chief Financial Officer