Form 10-K/A
period 2003-12-31
AIRXCEL INC
filed 2004-12-23
CIK 1050096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                          (see explanatory note below)

                                 AMENDMENT NO. 1

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

              1,000 shares of Common Stock as of December 31, 2003

                       DOCUMENTS INCORPORATED BY REFERENCE

The Airxcel, Inc. Form S-4 Registration Statement Under the Securities Act of 1933, portions of which are incorporated by reference into Part IV.

                                EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the for the fiscal year ended December 31, 2003 in order to update its disclosure regarding the Company's internal disclosure controls and procedures. Additionally, in connection with the filing of Amendment No. 1 and pursuant to SEC rules, the Company is including certain currently dated certifications. This information is provided solely to comply with the obligation contained in the indenture agreement governing the Company's Senior Subordinated Notes.

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

ITEM 6. SELECTED FINANCIAL DATA

                  Five Year Summary of Selected Financial Data
                             Years Ended December 31
                                 (in thousands)

                                                               2003          2002         2001        2000          1999
                                                               ----          ----         ----        ----          ----
STATEMENT OF OPERATIONS DATA:
    Net sales                                                $ 161,213    $ 159,111    $ 145,144    $ 177,896    $ 183,037
    Cost of goods sold                                         129,073      129,693      117,867      145,369      144,862
                                                             ---------    ---------    ---------    ---------    ---------
    Gross profit                                                32,140       29,418       27,277       32,527       38,175
    Selling, general and administrative expenses                15,785       16,462       15,628       16,681       17,146
    Operating income                                            16,064       11,919       13,998       12,141       10,733
    Interest expense                                            10,732       10,789       11,436       11,944       12,416
    Income (loss) from continuing operations before
       income taxes, extraordinary item and cumulative
       effect of change in accounting principle                  5,191          945        2,656          164       (1,685)
    Cumulative effect of change in accounting
       principle                                                    --      (19,718)          --           --           --
    Net income (loss)                                            3,176      (19,079)       1,671         (169)      (1,042)
OTHER DATA:
    Gross margin percentage                                       19.9%        18.5%        18.8%        18.3%        20.9%
    EBITDA (1)                                               $  19,124    $  15,304    $  19,244    $  18,072    $  16,297
    EBITDA margin percentage                                      11.9%         9.6%        13.3%        10.2%         8.9%
    Cash provided by operating activities                    $   7,376    $   8,770    $   6,515    $   7,522    $  12,812
    Cash used in investing activities                           (4,458)      (2,587)      (2,219)      (4,980)      (3,133)
    Cash used in financing activities                           (3,064)      (6,587)      (3,885)      (2,495)      (9,731)
    Depreciation and amortization (2)                            3,060        3,385        5,246        5,931        5,564
    Capital expenditures                                         1,059        2,498        2,314        3,125        2,638
BALANCE SHEET DATA (AT END OF PERIOD):
    Working capital (3)                                      $  20,107    $  20,136    $  21,499    $  18,554    $  15,781
    Total assets                                                76,945       79,424      104,586      116,960      118,212
    Total debt                                                  94,948       97,914      104,501      107,338      106,910
    Total stockholders' equity (deficiency)                    (36,484)     (37,753)     (17,724)     (19,109)     (18,940)

RECONCILIATION OF NET INCOME (LOSS) TO EBITDA
    Net income (loss)                                        $   3,176    $ (19,079)   $   1,671    $    (169)   $  (1,042)
    Depreciation                                                 2,769        2,348        2,546        3,126        2,868
    Amortization                                                   291        1,037        2,700        2,805        2,696
    Interest expense, net                                       10,732       10,789       11,436       11,944       12,416
    Minority interest                                               --           --         (133)         (19)          --
    Other nonoperating expense, net                                141          185           39           52            2
    Recovery on disposal of Faulkner Manufacturing, net             --          (62)         (79)        (277)        (263)
    Extraordinary loss on early extinguishment of debt, net         --           --           --          484           --
    Cumulative effect of change in accounting principle             --       19,718           --           --           --
    Income tax expense (benefit)                                 2,015          368        1,064          126         (380)
                                                             ---------    ---------    ---------    ---------    ---------
    EBITDA                                                      19,124       15,304       19,244       18,072       16,297

-----------
(1) EBITDA, as calculated by the Company, may not be similar to the method used by other companies. Airxcel has included information concerning EBITDA because it is relevant for covenant analysis under the Indenture, which defines EBITDA as set forth above for the periods shown, and is presented because it is used by certain investors as a measure of a company's ability to service debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with accounting principles generally accepted in the United States or as a measure of a company's profitability or liquidity.

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

                         AIRXCEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                        December 31,    December 31,
                                                                            2003            2002
                                                                        ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $       33      $      179
    Accounts receivable, net of allowances for doubtful
       accounts of $550 and $314 in 2003 and 2002, respectively              13,472          11,171
    Inventory                                                                19,811          22,498
    Prepaid expenses and other current assets                                   409             387
    Deferred income taxes                                                     2,533           3,552
                                                                         ----------      ----------
       Total current assets                                                  36,258          37,787
                                                                         ----------      ----------
Deferred income taxes                                                         2,233           4,096
Property, plant and equipment, net                                           15,906          17,725
Loan financing costs, net                                                     1,583           1,956
Other identifiable intangible assets, net                                     1,645           1,987
Goodwill and other indefinite lived intangible assets                        15,873          15,873
Notes receivable from Holdings                                                3,447              --
                                                                         ----------      ----------
       Total assets                                                      $   76,945      $   79,424
                                                                         ==========      ==========
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
    Current portion of long-term debt                                    $       64      $       81
    Accounts payable                                                          7,021           9,097
    Warranty reserve                                                          2,186           1,905
    Accrued interest                                                          1,243           1,239
    Accrued payroll                                                           2,620           3,357
    Pension liability                                                           494             398
    Other accrued expenses                                                    2,523           1,574
                                                                         ----------      ----------
           Total current liabilities                                         16,151          17,651
Pension liability                                                             2,394           1,693
Long-term debt, less current portion                                         94,884          97,833
                                                                         ----------      ----------
           Total liabilities                                                113,429         117,177
                                                                         ----------      ----------
Commitments and contingencies (see Notes 1 and 4)
Stockholder's equity (deficiency):
    Common stock, par value $1; 1,000 shares authorized;
       1,000 shares issued and outstanding                                        1               1
    Additional paid-in capital                                               27,322          27,322
    Accumulated deficit                                                     (62,391)        (64,091)
    Accumulated other comprehensive loss                                     (1,416)           (985)
                                                                         ----------      ----------
           Total stockholder's equity (deficiency)                          (36,484)        (37,753)
                                                                         ----------      ----------
           Total liabilities and stockholder's equity (deficiency)       $   76,945      $   79,424
                                                                         ==========      ==========

                             See accompanying notes.

                         AIRXCEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                                           Years Ended
                                                            ----------------------------------------
                                                            December 31,  December 31,  December 31,
                                                                2003          2002          2001
                                                            ------------  ------------  -------------
Net sales                                                    $  161,213    $  159,111    $  145,144
Cost of goods sold                                              129,073       129,693       117,867
                                                             ----------    ----------    ----------
    Gross profit                                                 32,140        29,418        27,277
                                                             ----------    ----------    ----------
Operating expenses:
    Selling, general and administrative                          15,785        16,462        15,628
    Amortization of intangible assets and computer
       software                                                     291         1,037         2,700
    Accrued litigation income                                        --            --        (5,049)
                                                             ----------    ----------    ----------
    Total operating expenses                                     16,076        17,499        13,279
                                                             ----------    ----------    ----------
    Income from operations                                       16,064        11,919        13,998
Interest expense                                                 10,732        10,789        11,436
Minority interest                                                    --            --          (133)
Other expense, net                                                  141           185            39
                                                             ----------    ----------    ----------
    Income from continuing operations before income
       tax expense and cumulative effect of change
       in accounting principle                                    5,191           945         2,656
Income tax expense                                                2,015           368         1,064
                                                             ----------    ----------    ----------
    Income from continuing operations before
       cumulative effect of change in accounting principle        3,176           577         1,592
Discontinued operations:
    Recovery on disposal of Faulkner Manufacturing
       less applicable income tax expense of
       $0, $38, and $49, respectively                                --            62            79
                                                             ----------    ----------    ----------
       Income before cumulative effect of change in
           accounting principle                                   3,176           639         1,671
Cumulative effect of change in accounting principle,
    net of income taxes of $10,130                                   --       (19,718)           --
                                                             ----------    ----------    ----------
       Net income (loss)                                          3,176       (19,079)        1,671

Other comprehensive loss:
    Minimum pension liability, net of tax of $270
    $595, and $22, respectively                                    (431)         (950)          (35)
                                                             ----------    ----------    ----------
Comprehensive income (loss)                                  $    2,745    $  (20,029)   $    1,636
                                                             ==========    ==========    ==========

                             See accompanying notes.

                         AIRXCEL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)
                          (in thousands, except shares)

                                                                          Accumulated
                                 Common Stock    Additional                  Other
                                ---------------   Paid-in    Accumulated  Comprehensive
                                Shares  Amount    Capital      Deficit        Loss         Total
                                ---------------  ----------  -----------  -------------  ---------
Balances, January 1, 2001        1,000  $     1  $   26,946  $  (46,056)     $    --     $ (19,109)
Relinquishment of minority
 interest                           --       --         376          --           --           376
Net income                          --       --          --       1,671           --         1,671
Dividend to parent                  --       --          --        (627)          --          (627)
Minimum pension liability, net
 of tax                             --       --          --          --          (35)          (35)
                                 -----  -------  ----------  ----------      -------     ---------
Balances, December 31, 2001      1,000        1      27,322     (45,012)         (35)      (17,724)
Net loss                            --       --          --     (19,079)          --       (19,079)
Minimum pension liability, net
 of tax                             --       --          --          --         (950)         (950)
                                 -----  -------  ----------  ----------      -------     ---------
Balances, December 31, 2002      1,000        1      27,322     (64,091)        (985)      (37,753)

Net income                          --       --          --       3,176           --         3,176
Dividend to parent                  --       --          --      (1,476)          --        (1,476)
Minimum pension liability, net
 of tax                             --       --          --          --         (431)         (431)
                                 -----  -------  ----------  ----------      -------     ---------
Balances, December 31, 2003      1,000  $     1  $   27,322  $  (62,391)     $(1,416)    $ (36,484)
                                 =====  =======  ==========  ==========      =======     =========

                             See accompanying notes.

                         AIRXCEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Years Ended
                                                                   ----------------------------------------
                                                                   December 31,  December 31,  December 31,
                                                                       2003          2002          2001
                                                                   ------------  ------------  ------------
Cash flows from operating activities:
    Net income (loss)                                               $   3,176     $ (19,079)     $   1,671
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation                                                     2,769         2,348          2,546
       Amortization of intangible assets and computer
          software                                                        291         1,037          2,700
       Amortization of loan financing costs                               466           433            432
       Provision for bad debts                                            213            25            (20)
       Recovery on disposal of discontinued operations                     --          (100)          (128)
       Deferred income taxes                                            1,681        (8,686)         1,619
       (Gain) loss on sale of property, plant and equipment                60            90            (20)
       Loss on disposition of intangible asset                             52            --             --
       Minority interest in earnings of subsidiaries                       --            --           (133)
       Impairment write off of goodwill and trademark costs                --        29,848             --
       Impairment write off of patent and license agreement costs          --            65             --
       Changes in operating assets and liabilities:
         Accounts receivable                                           (2,514)         (378)         3,926
         Inventory                                                      2,687          (337)         4,036
         Prepaid expenses and other assets                                (22)          104          1,456
         Accounts payable                                              (2,076)        1,590         (2,426)
         Accrued expenses and other liabilities                           593         1,810         (9,144)
                                                                    ---------     ---------      ---------
          Net cash provided by operating activities                     7,376         8,770          6,515
                                                                    ---------     ---------      ---------
Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment                    49             3            101
    Capital expenditures                                               (1,059)       (2,498)        (2,314)
    Patent costs incurred                                                  (1)          (92)            (6)
    Purchase of notes receivable from Holdings                         (3,447)           --             --
                                                                    ---------     ---------      ---------
          Net cash used in investing activities                        (4,458)       (2,587)        (2,219)
                                                                    ---------     ---------      ---------

Cash flows from financing activities:
    Cash overdraft                                                         --            --           (419)
    Proceeds from long-term obligations                               152,214       156,004        149,152
    Principal payments on long-term debt                             (155,180)     (162,591)      (151,975)
    Financing costs incurred                                              (93)           --            (16)
    Dividend to parent                                                     (5)           --           (627)
                                                                    ---------     ---------      ---------
       Net cash used in financing activities                           (3,064)       (6,587)        (3,885)
                                                                    ---------     ---------      ---------
       Net increase (decrease) in cash and cash
          equivalents                                                    (146)         (404)           411
Cash and cash equivalents, beginning of year                              179           583            172
                                                                    ---------     ---------      ---------
Cash and cash equivalents, end of year                              $      33     $     179      $     583
                                                                    =========     =========      =========

                         AIRXCEL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                                   Years Ended
                                                                        -----------------------------------------
                                                                        December 31,   December 31,  December 31,
                                                                            2003           2002          2001
                                                                        ------------   ------------  ------------
Supplemental disclosure of cash flow information:
   Cash paid (received) during the year for:
       Interest                                                          $  10,197     $    10,375   $    11,059
       Income taxes, net                                                      (215)         (1,439)       (1,711)

Supplemental disclosure of noncash investing and financing activities:
    Reduction in tax basis of certain assets in connection with the purchase of notes receivable from Holdings, treated as
    dividend to parent                                                   $   1,471     $        --   $        --
                                                                         =========     ===========   ===========

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

      Intangible assets, which are amortized on a straight-line basis over their estimated economic lives, are as follows:

                                                   Amortization  December 31,   December 31
                                                     Period          2003           2002
                                                  -------------  ------------   ------------
Intangible assets subject to amortization:
  Gross carrying amount:
    Computer software                                 5 years    $         712  $       712
    Tradename                                        50 years            1,454        1,454
    Patents                                       5 - 7 years            3,706        3,705
    License agreements                               10 years              400          475
                                                                 -------------  -----------
  Subtotal                                                               6,272        6,346
  Accumulated amortization:
    Computer software                                            $         587  $       463
    Tradename                                                              367          339
    Patent                                                               3,543        3,451
    License agreements                                                     130          106
                                                                 -------------  -----------
  Subtotal                                                               4,627        4,359
                                                                 -------------  -----------
    Net intangible assets subject to amortization                $       1,645  $     1,987
                                                                 =============  ===========
Intangible assets not subject to amortization:
    Goodwill                                                     $      12,973  $    12,973
    Trademarks                                                           2,900        2,900
                                                                 -------------  -----------
  Subtotal                                                       $      15,873  $    15,873
                                                                 =============  ===========

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

                                                                             December 31, 2001
                                                                             -----------------
Income before cumulative effect of change in accounting principle,
   as originally reported                                                       $     1,671
Add back after-tax effect of:
     Goodwill amortization                                                              962
     Trademark amortization                                                             343
                                                                                -----------
Income before cumulative effect of change in accounting principle               $     2,976
                                                                                ===========

Net income, as originally reported                                              $     1,671
Add back after-tax effect of:
     Goodwill amortization                                                              962
     Trademark amortization                                                             343
                                                                                -----------
Net income as adjusted                                                          $     2,976
                                                                                ===========

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

3. SUMMARY BALANCE SHEET DATA:

      Inventory consists of the following:

                                                    December 31,     December 31,
                                                        2003             2002
                                                    ------------     ------------
Raw materials                                         $  8,744         $  9,431
Work-in-process                                          2,013            2,104
Finished goods                                           9,054           10,963
                                                      --------         --------
                                                      $ 19,811         $ 22,498
                                                      ========         ========

      Property, plant and equipment, including amounts under capital leases, consist of the following:

                                                    December 31,     December 31,
                                                        2003             2002
                                                    ------------     ------------
Land and land improvements                            $  1,222         $  1,235
Buildings and building improvements                      8,021            7,873
Machinery and equipment                                 23,225           22,592
Furniture and fixtures                                   1,733            1,665
Construction in process                                    362              440
                                                      --------         --------
                                                        34,563           33,805
Less accumulated depreciation                          (18,657)         (16,080)
                                                      --------         --------
   Net                                                $ 15,906         $ 17,725
                                                      ========         ========

4. LONG-TERM DEBT:

      Long-term debt consists of the following:

                                                                   December 31,     December 31,
                                                                       2003             2002
                                                                   ------------     ------------
Notepayable to bank under a $25,000 revolving line
    of credit, maturing on June 29, 2005, with interest at
    the lower of the bank's base rate or Libor plus 2%
    (3.15% at December 31, 2003) payable monthly                     $  4,702         $  7,583
Senior subordinated notes, with interest at 11% payable
    semiannually on May 15 and November 15, commencing on
    May 15, 1998, due November 15, 2007                                90,000           90,000
Note payable to individual for land purchase, with interest
    at 7.5%, due in monthly principal and interest payments
    of $4 through April 1, 2007, collateralized by the land               154              195
Capital leases                                                             92              136
                                                                     --------         --------
                                                                       94,948           97,914
Current portion of long term debt                                         (64)             (81)
                                                                     --------         --------
                                                                     $ 94,884         $ 97,833
                                                                     ========         ========

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

      Principal maturities of long-term debt, and capital lease amortization, based on balances outstanding at December 31, 2003 for each of the five succeeding years are as follows:

                                            Capital Leases
                               ----------------------------------------
                  Long-term       Minimum                   Net Present
                     Debt      Lease Payment    Interest       Value         Total
                  ---------    -------------    --------    -----------    ---------
2004                     40           29             5            24              64
2005                  4,749           29             3            26           4,775
2006                     50           29             2            27              77
2007                 90,017           15            --            15          90,032
2008                     --           --            --            --              --
                  ---------       ------         -----         -----       ---------
                  $  94,856       $  102         $  10         $  92       $  94,948
                  =========       ======         =====         =====       =========

      Property, plant and equipment include the following amounts for capital leases:

                                                    December 31,     December 31,
                                                        2003             2002
                                                    ------------     ------------
Machinery and equipment                               $   200          $   200
Furniture and fixtures                                    136              136
                                                      -------          -------
                                                          336              336
Less accumulated depreciation                            (203)            (158)
                                                      -------          -------
   Net property, plant and equipment                  $   133          $   178
                                                      =======          =======

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

6. INCOME TAXES:

      The significant components of the net deferred income tax asset (liability) recognized in the accompanying consolidated balance sheets are as follows:

                                                       December 31,    December 31,
                                                           2003            2002
                                                       ------------    ------------
Accrued reserves and liabilities                           3,442         $ 2,481
Depreciation                                              (3,923)         (2,610)
Intangibles                                                5,247           6,091
AMT tax credit carry forwards                                 --             310
Federal net operating loss carry forwards, expiring
    beginning in 2021                                         --             816
State income tax net operating loss carry forwards,
    expiring beginning 2010                                   --             560
                                                         -------         -------
                                                           4,766           7,648
Less current deferred income taxes                         2,533           3,552
                                                         -------         -------
Total non-current deferred income taxes                  $ 2,233         $ 4,096
                                                         =======         =======

      The components of income tax (benefit) expense from continuing operations, exclusive of taxes related to the extraordinary items and cumulative effect of change in accounting principle, are as follows:

                                          December 31,    December 31,    December 31,
                                              2003            2002            2001
                                          ------------    ------------    ------------
Current                                     $   707         $(1,038)        $  (505)
Deferred                                      1,308           1,406           1,569
                                            -------         -------         -------
    Income tax expense                      $ 2,015         $   368         $ 1,064
                                            =======         =======         =======

      Income tax expense from continuing operations differed from the amounts computed by applying the federal statutory rate to pretax income as follows:

                                                    December 31,    December 31,    December 31,
                                                        2003            2002            2001
                                                    ------------    ------------    ------------
Income tax expense computed by applying
    the federal statutory rate                        $ 1,763         $   321         $   930
Minority interest                                          --              --             (46)
State income taxes, net of federal income tax
    benefit                                               238              43              94
Nondeductible amortization expense                         --              --             167
Other                                                      14               4             (81)
                                                      -------         -------         -------
  Income tax expense from continuing operations       $ 2,015         $   368         $ 1,064
                                                      =======         =======         =======

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

      Commitments for future minimum lease payments under noncancellable leases as of December 31, 2003 are as follows:

                   Operating
                    Leases
                   ---------
2004                $  573
2005                   344
2006                   279
2007                   223
                    ------
                    $1,419
                    ======

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

                                                      December 31, 2003         December 31, 2002
                                                    ---------------------     ---------------------
                                                     Plan 1       Plan 2       Plan 1       Plan 2
                                                    --------     --------     --------     --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of
   period                                           $ 3,811      $ 2,845      $ 2,939      $ 2,218
Service cost                                            183          276          163          218
Interest cost                                           254          190          218          164
Benefits paid                                           (96)        (147)         (66)        (114)
Actuarial gain                                            2           89          157           68
Change in assumptions                                   505          388          400          291
                                                    -------      -------      -------      -------
Benefit obligation at end of period                 $ 4,659      $ 3,641      $ 3,811      $ 2,845
                                                    -------      -------      -------      -------

CHANGE IN PLAN ASSETS
Fair value of plan assets at
   beginning of period                              $ 2,279      $ 1,696      $ 2,414      $ 1,849
Employer contributions                                  140          345          179          113
Employee contributions                                   35           65           35           68
Actual return on plan assets                            202          167         (283)        (220)
Benefits paid                                           (96)        (147)         (66)        (114)
                                                    -------      -------      -------      -------
Fair value of plan assets at
   end of period                                    $ 2,560      $ 2,126      $ 2,279      $ 1,696
                                                    -------      -------      -------      -------

Unfunded status                                     $ 2,099      $ 1,515      $ 1,532      $ 1,149
Unrecognized net actuarial loss                      (1,549)      (1,403)      (1,115)      (1,005)
Employer contribution after
   measurement date                                     (31)         (46)         (27)         (45)
Adjustment to recognize minimum
   liability                                          1,225        1,078          857          745
                                                    -------      -------      -------      -------
Accrued benefit cost                                $ 1,744      $ 1,144      $ 1,247      $   844
                                                    =======      =======      =======      =======

Weighted-average assumptions as of September 30:
Discount rate                                          6.00%        6.00%        6.75%        6.75%
Expected return on plan assets                         8.50%        8.50%        8.50%        8.50%
Rate of compensation increase                          3.00%        3.00%        3.00%        3.00%

      The Company's asset allocations at December 31, 2003 and 2002, by asset category are as follows:

                                                      December 31, 2003         December 31, 2002
                                                    ---------------------     ---------------------
                                                     Plan 1       Plan 2       Plan 1       Plan 2
                                                    --------     --------     --------     --------
Asset category
    Equities                                          57.56%       57.22%       47.88%       49.58%
    Corporate and government
       securities                                     37.22%       38.82%       27.15%       32.74%
    Money funds                                        5.22%        3.96%       24.97%       17.68%
                                                     ------       ------       ------       ------
                                                     100.00%      100.00%      100.00%      100.00%
                                                     ======       ======       ======       ======

                                  December 31, 2003    December 31, 2002    December 31, 2001
                                  -----------------    -----------------    -----------------
COMPONENTS OF NET PERIODIC
    BENEFIT COST
Service cost                      $  183    $  276     $  163    $  218     $  139    $  178
Interest cost                        254       190        218       164        220       146
Expected return on plan assets      (197)     (162)      (208)     (161)      (237)     (179)
Amortization of net gain              65        66         --         6         (2)       (1)
Employee contributions               (31)      (57)       (31)      (55)       (35)      (54)
                                  ------    ------     ------    ------     ------    ------
Net periodic benefit cost         $  274    $  313     $  142    $  172     $   85    $   90
                                  ======    ======     ======    ======     ======    ======

      Benefits expected to be paid as of December 31, 2003 are as follows:

2004                            $   207
2005                                236
2006                                242
2007                                273
2008                                326
2009 - 2013                       2,689
                                -------
                                $ 3,973
                                =======

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

ITEM 9(a). CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) Internal Controls Over Financial Reporting. There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following sets forth certain information with respect to the persons who are members of the Board of Directors or executive officers of the Company.

Name                        Age     Position
------------------          ---     -----------------------------------------------
Melvin L. Adams             58      President and Chief Executive Officer, Director
Gregory G. Guinn            55      President -- RV Products
Richard L. Schreck          51      Chief Financial Officer, Secretary, Treasurer
Lonnie L. Snook             68      Vice President -- RV Manufacturing and
                                    Engineering
George D. Wyers             71      Retired, former President -- Marvair, Director
Dean T. DuCray              63      Director
Lawrence Jones              72      Director
James A. Urry               49      Director

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Long-Term Compensation
                                             Annual Compensation          ------------------------------------
                                        ------------------------------    Options/    LTIP        All Other
Name and Principal Position             Year      Salary       Bonus       SAR(#)    Payouts   Compensation(1)
---------------------------             ----    ---------    ---------    --------   -------   ---------------
Melvin L. Adams                         2003    $ 300,000    $ 351,556       --        --         $ 18,286
President and Chief Executive Officer   2002      289,585      100,000       --        --           17,180
                                        2001      250,008       35,551       --        --           15,638

Gregory G. Guinn                        2003      180,000      212,250       --        --           13,287
President - RVP                         2002      176,875       67,320       --        --           11,662
                                        2001      165,000       12,343       --        --           11,239

Richard L. Schreck                      2003      180,000      171,746       --        --           13,011
Chief Financial Officer, Secretary and  2002      176,875       75,000       --        --           11,427
    Treasurer                           2001      165,000       23,107       --        --           10,824

Lonnie L. Snook                         2003      148,334      168,004       --        --           13,511
Vice President -- RVP Manufacturing     2002      140,004       57,122       --        --           11,860
    and Engineering                     2001      140,004       13,810       --        --           11,121

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

                                                      Common Stock      Percentage of    Aggregate
                                                      Beneficially         Common          Voting
Name of Beneficial Owner                                  Owned             Stock          Power
------------------------                              ------------      -------------    ---------
Citicorp Venture Capital, Ltd.("CVC")(1)              1,196,573.55          65.35(2)       40.72%
    399 Park Avenue
    New York, New York 10043
Melvin L. Adams                                         141,637.30           7.74          13.31%
George D. Wyers                                         138,331.53           7.56          13.00%
Gregory G. Guinn                                         76,348.75           4.17           7.17%
Richard L. Schreck                                       76,348.75           4.17           7.17%
Lonnie L. Snook                                          61,533.75           3.36           5.78%
All directors and executive officers as a group
    (8 persons, including those named above)            505,010.20          27.98          47.44%

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

PART IV

ITEM 14. FEES PAID TO INDEPENDENT AUDITORS

      The following is a summary of fees billed by Ernst & Young LLP for audit and other professional services during the year ended December 31:

                                                                                 2003        2002
                                                                               --------    --------
Audit Fees:
     Consists of fees and expenses billed for the audit of
     Airxcel's consolidated financial statements for such
     year and for the review of Airxcel's quarterly reports
     on Form 10-Q                                                              $165,869    $147,096

Audit-Related Fees:
     Consists of fees and expenses billed for the audits of Airxcel's benefit plans, assistance in documenting internal control policies and
     procedures over financial reporting and accounting consultations            98,642      68,871

Tax Fees:
     Consists of fees billed for tax advisory services,
     including compliance and planning                                           91,490       9,025

All Other Fees:                                                                      --          --
                                                                               --------    --------

Total All Fees                                                                 $356,001    $224,992
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

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                      Balance at                  Additions     Balance at
                                       Beginning    Charged to       (1)          End of
Description                             of Year       Expense     Deductions       Year
-----------                           ----------    ----------    ----------    ----------
Allowance for Doubtful Accounts
    Year ended December 31,
       2003                             $  314      $    213      $      23       $  550
       2002                                295            25             (6)         314
       2001                                315           (20)            --          295

Allowance for Discounts
    Year ended December 31,
       2003                             $  171      $  2,112      $  (2,110)      $  173
       2002                                110         2,148         (2,087)         171
       2001                                110         1,714         (1,714)         110

---------------------
1. Deduction for purposes for which reserve was created.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Airxcel, Inc.

   12-23-04                              /s/ Melvin L. Adams
-------------------------                ---------------------------------------
   Date                                  Melvin L. Adams
                                         President & Chief Executive Officer

   12-23-04                              /s/ Richard L. Schreck
-------------------------                ---------------------------------------
   Date                                  Richard L. Schreck
                                         Secretary/Treasurer and Chief
                                         Financial Officer

   12-23-04                              /s/ Lawrence Jones
-------------------------                ---------------------------------------
   Date                                  Lawrence Jones
                                         Director

   12-23-04                              /s/ Dean T. DuCray
-------------------------                ---------------------------------------
   Date                                  Dean T. DuCray
                                         Director

   12-23-04                              /s/ James A. Urry
-------------------------                ---------------------------------------
   Date                                  James A. Urry
                                         Director

   12-23-04                              /s/ George D. Wyers
-------------------------                ---------------------------------------
   Date                                  George D. Wyers
                                         Director