Form 10-Q/A
period 2004-03-31
AIRXCEL INC
filed 2004-12-23
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                          (see explanatory note below)

                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the for the quarterly period ended March 31, 2004 in order to update its disclosure regarding the Company's internal disclosure controls and procedures. Additionally, in connection with the filing of Amendment No. 1 and pursuant to SEC rules, the Company is including certain currently dated certifications. This information is provided solely to comply with the obligation contained in the indenture agreement governing the Company's Senior Subordinated Notes.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   March 31, 2004    December 31, 2003
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

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                               THREE MONTHS ENDED

                                                   March 31, 2004    March 31, 2003
                                                   --------------    --------------
Net sales                                             $ 43,907          $ 39,421
Cost of sales                                           34,808            31,515
                                                      --------          --------
   Gross profit                                          9,099             7,906
Selling, general and administrative expense              4,261             4,115
                                                      --------          --------
   Income from operations                                4,838             3,791
Interest expense, net                                    2,631             2,728
Other expense, net                                          26                11
                                                      --------          --------
     Income before income tax expense                    2,181             1,052
Income tax expense                                         838               408
                                                      --------          --------
Net income                                            $  1,343          $    644
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

3.    INVENTORIES:

      Inventory consists of the following:

                   March 31, 2004    December 31, 2003
                   --------------    -----------------
Raw materials         $ 10,115           $  8,744
Work-in-process          2,153              2,013
Finished goods           8,870              9,054
                      --------           --------
                      $ 21,138           $ 19,811
                      ========           ========

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

Changes in the Company's product warranty liability during the period are as follows:

Balance, beginning of period                        $    2,186
Warranties provided for during the period                  575
Settlements made during the period                        (572)
Changes in liability for pre-existing warranties
  during the period, including expirations                  11
                                                    ----------
Balance, end of period                              $    2,200
                                                    ==========

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

7.    BENEFIT PLAN

      The components of net periodic pension benefit for the three months ended March 31, 2004 and 2003 for Suburban Manufacturing Company Retirement Plan ("Plan 1") and the Suburban Manufacturing Company Retirement Plan for Bargaining Employees ("Plan 2") were:

                                      March 31, 2004          March 31, 2003
                                   --------------------    --------------------
                                    Plan 1      Plan 2      Plan 1      Plan 2
                                   --------    --------    --------    --------
Service cost                       $     57    $     90    $     46    $     69
Interest cost                            69          54          63          47
Expected return on plan assets          (60)        (46)        (49)        (40)
Amortization of net loss                 25          24          16          17
Expected employee contributions          (8)        (16)         (8)        (14)
                                   --------    --------    --------    --------
Net periodic benefit cost          $     83    $    106    $     68    $     79
                                   ========    ========    ========    ========

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

                         ITEM 4. CONTROLS AND PROCEDURES

      (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

      (b) Internal Controls Over Financial Reporting. There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

                                           Airxcel, Inc.

   12-23-04                                /s/ Melvin L. Adams
   --------                          -------------------------------------------
     Date                                  Melvin L. Adams
                                           President and Chief Executive Officer

   12-23-04                                /s/ Richard L. Schreck
   --------                          -------------------------------------------
     Date                                  Richard L. Schreck
                                           Secretary/Treasurer and
                                           Chief Financial Officer