Form 10-Q/A
period 2004-06-30
AIRXCEL INC
filed 2004-12-23
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      INFORMATION SPECIFIED IN FORM 10-Q/A
                          (see explanatory note below)

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

                                EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the for the quarterly period ended June 30, 2004 in order to update its disclosure regarding the Company's internal disclosure controls and procedures. Additionally, in connection with the filing of Amendment No. 1 and pursuant to SEC rules, the Company is including certain currently dated certifications. This information is provided solely to comply with the obligation contained in the indenture agreement governing the Company's Senior Subordinated Notes.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   June 30, 2004    December 31, 2003
                                                                   -------------    -----------------
                                                                    (Unaudited)         (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents                                         $  2,571                  33
   Accounts receivable, net of allowances for doubtful accounts
       of $525 and $550, in 2004 and 2003, respectively                18,501              13,472
   Inventories                                                         22,240              19,811
   Deferred income taxes                                                2,387               2,533
   Other current assets                                                   639                 409
                                                                     --------            --------
       Total current assets                                            46,338              36,258
                                                                     --------            --------
Deferred income taxes                                                   2,087               2,233
Property, plant and equipment, net                                     15,150              15,906
Loan financing costs, net                                               1,347               1,583
Other identifiable intangible assets, net                               1,552               1,645
Goodwill and other indefinite lived intangible assets                  15,873              15,873
Notes receivable from Holdings                                          3,447               3,447
                                                                     --------            --------
       Total assets                                                  $ 85,794            $ 76,945
                                                                     ========            ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current Liabilities:
   Current portion of long-term debt                                 $     70            $     64
   Cash overdraft                                                       3,352                  --
   Accounts payable                                                    12,079               7,021
   Warranty reserve                                                     2,593               2,186
   Accrued interest                                                     1,240               1,243
   Accrued payroll                                                      2,754               2,620
   Income tax payable                                                   1,751                 631
   Accrued expenses and other current liabilities                       2,689               2,386
                                                                     --------            --------
       Total current liabilities                                       26,528              16,151
                                                                     --------            --------
Pension liability                                                       2,289               2,394
Long-term debt, net of current portion                                 90,143              94,884

Commitments and contingencies

Stockholder's equity (deficiency):
   Common stock                                                             1                   1
   Additional paid-in capital                                          27,322              27,322
   Accumulated deficit                                                (59,073)            (62,391)
   Accumulated other comprehensive loss                                (1,416)             (1,416)
                                                                     --------            --------
       Total stockholder's equity (deficiency)                        (33,166)            (36,484)
                                                                     --------            --------
    Total liabilities and stockholder's equity (deficiency)          $ 85,794            $ 76,945
                                                                     ========            ========

                             See accompanying notes.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                Three Months Ended        Six Months Ended
                                                     June 30,                 June 30,
                                               --------------------     --------------------
                                                 2004        2003         2004        2003
                                               --------    --------     --------    --------
Net sales                                      $ 50,045    $ 40,486     $ 93,952    $ 79,907
Cost of sales                                    40,269      32,952       75,077      64,467
                                               --------    --------     --------    --------
   Gross profit                                   9,776       7,534       18,875      15,440
Selling, general and administrative expense       4,130       3,727        8,391       7,842
                                               --------    --------     --------    --------
   Income from operations                         5,646       3,807       10,484       7,598
Interest expense, net                             2,635       2,705        5,266       5,433
Other (income) expense, net                          88          (1)         114          10
                                               --------    --------     --------    --------
       Income before income tax expense           2,923       1,103        5,104       2,155
Income tax expense                                  948         430        1,786         838
                                               --------    --------     --------    --------
   Net income                                  $  1,975    $    673     $  3,318    $  1,317
                                               ========    ========     ========    ========

                             See accompanying notes.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                SIX MONTHS ENDED

                                                                   June 30, 2004    June 30, 2003
                                                                   -------------    -------------
Cash flows from operating activities:
   Net income                                                         $  3,318         $  1,317
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                       1,517            1,524
     Amortization of financing costs                                       236              228
     Deferred income taxes                                                 291              838
     Provision for bad debt                                                129               79
     (Gain) loss on sale of property, plant and equipment                   64                2
     Changes in operating assets and liabilities:
       Accounts receivable                                              (5,158)          (3,465)
       Inventories                                                      (2,429)           1,250
       Other assets                                                       (230)            (305)
       Accounts payable                                                  5,058           (1,316)
       Accrued expenses and other liabilities                            1,857             (872)
                                                                      --------         --------
           Net cash provided by (used in) operating activities           4,653             (720)
                                                                      --------         --------

Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment                       1               33
   Capital expenditures                                                   (686)            (363)
   Purchase of notes receivable from Holdings                               --           (3,447)
   Other                                                                   (46)              --
                                                                      --------         --------
           Net cash used in investing activities                          (731)          (3,777)
                                                                      --------         --------

Cash flows from financing activities:
   Proceeds from long-term debt                                         80,301           76,741
   Principal payments on long-term debt                                (85,037)         (75,363)
   Cash overdraft                                                        3,352            3,154
   Financing costs incurred                                                 --              (92)
   Dividend to parent                                                       --               (5)
                                                                      --------         --------
           Net cash provided by (used in) financing activities          (1,384)           4,435
                                                                      --------         --------

           Net increase (decrease) in cash and cash equivalents          2,538              (62)
  Cash and cash equivalents, beginning of period                            33              179
                                                                      --------         --------
  Cash and cash equivalents, end of period                            $  2,571         $    117
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

3.    INVENTORIES:

      Inventories consist of the following:

                   June 30, 2004    December 31, 2003
                   -------------    -----------------
Raw materials        $ 10,874           $  8,744
Work-in-process         2,499              2,013
Finished goods          8,867              9,054
                     --------           --------
                     $ 22,240           $ 19,811
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

Changes in the Company's product warranty liability during the period are as follows:

                                                              Three months ended    Six months ended
                                                                 June 30, 2004       June 30, 2004
                                                              ------------------    ----------------
Balance, beginning of period                                       $  2,200             $  2,186
Warranties issued during the period                                     487                1,062
Settlements made during the period                                     (518)              (1,090)
Changes in estimated liability for pre-existing warranties
  during the period, including expirations                              424                  435
                                                                   --------             --------
Balance, end of period                                             $  2,593             $  2,593
                                                                   ========             ========

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

                                       June 30, 2004          June 30, 2003
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

                                           Airxcel, Inc.

      12-23-04                                /s/ Melvin L. Adams
      --------                             -------------------------------------
      Date                                 Melvin L. Adams
                                           President and Chief Executive Officer

      12-23-04                                /s/ Richard L. Schreck
      --------                             -------------------------------------
      Date                                 Richard L. Schreck
                                           Secretary/Treasurer and
                                           Chief Financial Officer