Form 10-Q/A
period 2004-09-30
AIRXCEL INC
filed 2004-12-23
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        INFORMATION SPECIFIED FORM 10-Q/A
                          (see explanatory note below)

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

                                EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the for the quarterly period ended September 30, 2004 in order to update its disclosure regarding the Company's internal disclosure controls and procedures. Additionally, in connection with the filing of Amendment No. 1 and pursuant to SEC rules, the Company is including certain currently dated certifications. This information is provided solely to comply with the obligation contained in the indenture agreement governing the Company's Senior Subordinated Notes.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   September 30, 2004    December 31, 2003
                                                                   ------------------    -----------------
                                                                       (Unaudited)            (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents                                            $    223              $     33
   Accounts receivable, net of allowances for doubtful accounts
       of $497 and $550, in 2004 and 2003, respectively                   17,736                13,472
   Inventories                                                            25,457                19,811
   Deferred income taxes                                                   2,402                 2,533
   Other current assets                                                      539                   409
                                                                        --------              --------
       Total current assets                                               46,357                36,258
                                                                        --------              --------
Deferred income taxes                                                      1,561                 2,233
Property, plant and equipment, net                                        15,120                15,906
Loan financing costs, net                                                  1,279                 1,583
Other identifiable intangible assets, net                                  1,479                 1,645
Goodwill and other indefinite lived intangible assets                     15,873                15,873
Notes receivable from Holdings                                             3,447                 3,447
                                                                        --------              --------
       Total assets                                                     $ 85,116              $ 76,945
                                                                        ========              ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
   Current portion of long-term debt                                    $     71              $     64
   Cash overdraft                                                          5,192                    --
   Accounts payable                                                       11,520                 7,021
   Warranty reserve                                                        2,718                 2,186
   Accrued interest                                                        3,327                 1,243
   Accrued payroll                                                         3,534                 2,620
   Income tax payable                                                        845                   631
   Accrued expenses and other current liabilities                          3,107                 2,386
                                                                        --------              --------
       Total current liabilities                                          30,314                16,151
                                                                        --------              --------
Pension liability                                                          2,421                 2,394
Long-term debt, less current portion                                      84,287                94,884

Commitments and contingencies

Stockholder's equity (deficiency):
   Common stock                                                                1                     1
   Additional paid-in capital                                             27,322                27,322
   Accumulated deficit                                                   (57,813)              (62,391)
   Accumulated other comprehensive loss                                   (1,416)               (1,416)
                                                                        --------              --------
       Total stockholder's equity (deficiency)                           (31,906)              (36,484)
                                                                        --------              --------
     Total liabilities and stockholder's equity (deficiency)            $ 85,116              $ 76,945
                                                                        ========              ========

                             See accompanying notes.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                               --------------------    --------------------
                                                 2004        2003        2004        2003
                                               --------    --------    --------    --------
Net sales                                      $ 49,683    $ 44,155    $143,635    $124,062
Cost of sales                                    40,518      35,247     115,595      99,713
                                               --------    --------    --------    --------
   Gross profit                                   9,165       8,908      28,040      24,349
Selling, general and administrative expense       4,393       3,941      12,784      11,783
                                               --------    --------    --------    --------
   Income from operations                         4,772       4,967      15,256      12,566
Interest expense, net                             2,507       2,667       7,773       8,100
Premium on bond repurchase                          367          --         367          --
Other expense, net                                   16          43         130          54
                                               --------    --------    --------    --------
   Income before income tax expense               1,882       2,257       6,986       4,412
Income tax expense                                  622         867       2,408       1,705
                                               --------    --------    --------    --------
   Net income                                  $  1,260    $  1,390    $  4,578    $  2,707
                                               ========    ========    ========    ========

                             See accompanying notes.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                Nine Months Ended
                                                          ------------------------------
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

                         AIRXCEL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                     ------------------------------
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

3.    INVENTORIES:

      Inventories consist of the following:

                   September 30, 2004    December 31, 2003
                   ------------------    -----------------
Raw materials           $ 13,012              $  8,744
Work-in-process            2,293                 2,013
Finished goods            10,152                 9,054
                        --------              --------
                        $ 25,457              $ 19,811
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

Changes in the Company's product warranty liability during the period are as follows:

                                                              Three months ended    Nine months ended
                                                              September 30, 2004    September 30, 2004
                                                              ------------------    ------------------
Balance at beginning of period                                     $  2,593              $  2,186
Warranties issued during the period                                     608                 1,670
Settlements made during the period                                     (639)               (1,729)
Changes in estimated liability for pre-existing warranties
  during the period, including expirations                              156                   591
                                                                   --------              --------
Balance at end of period                                           $  2,718              $  2,718
                                                                   ========              ========

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

9.    BENEFIT PLAN

      The components of net periodic pension benefit for the nine months ended September 30, 2004 and 2003 for Suburban Manufacturing Company Retirement Plan ("Plan 1") and the Suburban Manufacturing Company Retirement Plan for Bargaining Employees ("Plan 2") were:

                                    September 30, 2004      September 30, 2003
                                   --------------------    --------------------
                                    Plan 1      Plan 2      Plan 1      Plan 2
                                   --------    --------    --------    --------
Service cost                       $    171    $    270    $    138    $    207
Interest cost                           207         162         189         141
Expected return on plan assets         (180)       (138)       (147)       (120)
Amortization of net loss                 75          72          48          51
Expected employee contributions         (24)        (48)        (24)        (42)
                                   --------    --------    --------    --------
Net periodic benefit cost          $    249    $    318    $    204    $    237
                                   ========    ========    ========    ========

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

         12/23/04                          /s/ Melvin L. Adams
         --------                          -------------------------------------
         Date                              Melvin L. Adams
                                           President and Chief Executive Officer

         12/23/04                          /s/ Richard L. Schreck
         --------                          -------------------------------------
         Date                              Richard L. Schreck
                                           Secretary/Treasurer and
                                           Chief Financial Officer