Form 10-K
period 2004-12-31
AIRXCEL INC
filed 2005-03-18
CIK 1050096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                                (see note below)

(Mark one)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]

      Note: This information is provided solely to comply with the obligation contained in the indenture agreement governing the Company's Senior Subordinated Notes.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

      State the aggregate market value: The Company does not have any publicly traded equity securities.

                  APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  1,000 shares of Common Stock as of December 31, 2004

                  DOCUMENTS INCORPORATED BY REFERENCE

The Airxcel, Inc. Registration Statement on Form S-4 Registration Statement under the Securities Act of 1933, portions of which are incorporated by reference into Part IV.

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

      Airxcel, Inc. (the "Company") is a wholly-owned subsidiary of Airxcel Holdings Corporation ("Holdings"); formerly known as RV Holdings Corporation. Airxcel, Inc. was formed in May, 1991 as Recreation Vehicle Products, Inc. ("RVP"). In November, 1995, the Company acquired Carter Shades, Inc., which was merged with its subsidiary, Faulkner Manufacturing. In October, 1997, the Company changed its name to Airxcel, Inc. and the Company's board of directors adopted a formal plan to dispose of the Faulkner Manufacturing entity and operating assets.

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

      On November 3, 2000, the Company completed the acquisition of Instafreeze, Inc. ("Insta Freeze"), a start-up manufacturer of low-voltage compressor refrigerators for the RV industry and other applications utilizing small refrigerators.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      The Company operates in the heating, ventilation, and air conditioning
(HVAC) industry. Due to the similarities of the economic characteristics, production processes, customers, distribution methods and regulatory environment of the Company's products, the Company is managed, operated and reported as one segment. Financial information about the Company's products and customers is presented in the consolidated financial statements.

(C) NARRATIVE DESCRIPTION OF BUSINESS

      RVP is engaged in designing, manufacturing and marketing recreation vehicle air conditioning equipment. Suburban designs and manufacturers heating, water heating, and cooking appliances for the recreation vehicle industry and other specialty products for the HVAC industry. Marvair designs manufactures and markets specialty wall mount air conditioners, packaged terminal air conditioners with gas heat, environmental control units, heat pumps for the HVAC industry and marine reverse cycle air conditioners.

      The Company supplies a variety of air conditioners to several of the world's largest RV original equipment manufacturers ("OEMs"), marketing these products under the popular and well-established "Coleman(R)-Mach(R)" brand name. The Company believes that its air conditioners are superior to those of its competitors due to greater air flow capacity, cooling efficiency and more aerodynamic design. Its reputation as a dependable source of high-quality, durable products has resulted in its long term relationships with leading RV manufacturers such as Fleetwood, Winnebago and Jayco, who have relied on the Company for substantially all of their RV air conditioner needs for each of the past twelve years. In addition, the Company supplies furnaces, water heaters and cooking appliances to a large number of OEMs under the "Suburban" brand name. Suburban entered the RV heating market over 30 years ago and has a well recognized reputation for innovation, quality and service. Suburban acquired an established water heater line in 1988 and entered the cooking appliance field in 1997. The Suburban product line has many attractive advantages including quiet operation and long life. Combining these advantages with outstanding customer service, Suburban has longstanding relationships with a number of major OEM customers such as Winnebago, Thor, Fleetwood, and Forest River. Sales to such OEMs provide the Company with a large installed base of products which generates a significant recurring stream of revenue through sales of parts and replacement units in the aftermarket. Aftermarket air conditioner sales to customers such as RV dealers, supply and service centers are achieved primarily through an agreement with The Coast Distribution System, Inc. ("Coast"), the largest wholesale distributor of aftermarket products in the RV industry. The Company believes that Coast's extensive market penetration and large sales force provide broad aftermarket coverage and distribution capabilities which enhance its substantial aftermarket business. The Company also supplies Suburban brand appliances to Coast and a number of other aftermarket distributors. As in its air conditioning products, the Company believes its Suburban gas appliances offer a greater value and superior performance than those products produced by its competition. In fiscal 2004, as a percentage of Airxcel's net sales, RV industry OEM sales represented 68%, and aftermarket sales represented 14%.

      In addition to serving the RV industry, the Company designs, manufactures and markets specialty wall mount air conditioners, packaged terminal air conditioners with gas heat, ECUs, reverse cycle air conditioners and heat pumps for various applications. Customers are principally school districts and bid and spec mechanical contractors, telecommunication shelter and cabinet manufacturers, telecommunication service providers and their upgrade contractors, modular construction companies and pleasure yacht manufacturers. Sales are generated through manufacturers representatives and a direct sales force for all markets. The Company believes that it is one of the largest providers of heating, ventilating, air conditioning, and dehumidifying equipment for the self contained school classroom market. The Company believes that it will continue to benefit from an increased need for cooling units in the nation's schools due to building codes that mandate fresh air requirements in classrooms, new legislation that requires classroom occupancy reduction, the rebuilding of school system infrastructures and the steadily growing student population. The Company supplies wall mount air conditioners to multiple school districts throughout the country, including the Los Angeles Unified School District, Dade County, Florida and Charleston County, South Carolina. The Company also believes that it is well-positioned to benefit from a recovery in cellular, wireless, fiber optics and PCS telecommunications markets and the resulting demand for telecommunication cabinets and shelters. These markets are served through OEM accounts like Fibrebond, Cellxion, Dupont and CSI. Its focus on customer service and quality control and its strong reputation for its ability to offer a broad and innovative line of products in a timely manner has attracted significant telecommunication providers such as Nextel, Cingular, T-Mobile, and Verizon to specify its products for both renovation and new construction. The Company has a leading position in each of its principal specialty markets, through solid relationships with its customers who generally require tailored products and a high level of customer service. The ability to customize products without interruption of its larger production lines allows the Company to work closely with customers to develop and produce equipment that meets their specific needs quickly and efficiently. Marvair recently introduced a reverse cycle air conditioner for pleasure yachts. Twenty six different units are currently offered throughout the United States and Europe. Potential customers include yacht builders and dealers for replacement sales. In fiscal 2004, sales to the telecommunication shelter industry and school industry represented 15% of Airxcel's total net sales.

AVAILABILITY OF RAW MATERIALS

      Most of the major component parts for the products such as compressors, coils, electrical parts, and motors are purchased preassembled from suppliers. Significant amounts of steel, copper, and plastic are also purchased. The Company has strong relationships with its suppliers and alternate suppliers are available for the majority of its key components.

LIMITED USE OF COLEMAN BRAND NAME

      The Company has an exclusive, long term, royalty-free license to use the name "Coleman(R)" on certain products. Such license automatically renews provided the Company is in compliance with all material terms of the trademark license agreement. The Company's license to use the "Coleman(R)" brand name on a stand-alone basis expired on April 30, 1997. As a result, the Company must use an additional name or product name in conjunction with the "Coleman(R)" brand name.

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

DEPENDENCE UPON SIGNIFICANT CUSTOMERS

      Airxcel's net sales to Thor Industries, Fleetwood Enterprises, Forest River, Winnebago Industries, Coast Distribution, and Jayco, its largest customers, accounted for approximately 49% of the Company's net sales for 2004. There can be no assurance that the Company will maintain or improve these relationships or that the Company will continue to supply these customers at current levels. The loss of a significant portion of sales to any of these customers could have a material adverse effect on the financial position, results of operations or liquidity of the Company. In addition, many of the arrangements that the Company has with such customers are by purchase order and may be terminated at the option of either party. A significant decrease or interruption in the businesses of any of the Company's significant customers could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

COMPETITIVE CONDITIONS

      The recreation vehicle industry is highly competitive, both as to price and quality of the product. As of December 31, 2004 there were four primary competitors to Airxcel within the industry. The school and telecommunications air conditioning industry is also highly competitive with three major competitors. Although the Company competes with a number of established companies that have greater financial, technological and marketing resources, Airxcel believes it has a competitive advantage due to the following:

Strong Market Position in Principal Niche Markets. The Company has a large share of the total North American RV air conditioning, heating, and water heating market and believes it is one of the largest providers of heating, ventilating, air conditioning, and dehumidifying equipment for the self contained classroom market. Additionally, the Company believes it is the largest provider of environmental control equipment to the U.S. telecommunications market. The Company believes that its strong market shares enable it to maintain significant competitive advantages in serving its customers, including manufacturing efficiencies and greater product development and marketing resources. Success in such markets has historically been driven by areas in which the Company believes it compares favorably with its competitors such as strong customer relationships, industry expertise, product quality and speed and reliability of service.

Existing Long-Term Customer Relationships. The Company has long-term relationships with most of its customers, including several of the largest RV OEMs, major telecommunications companies and equipment manufacturers and school districts. Airxcel has supplied leading RV OEMs such as Fleetwood, Winnebago and Jayco substantially all of their air conditioner needs for each of the past twelve years. The Company believes that such customer loyalty coupled with a focused product line and reputation for meeting high volume production demands have led to its success in the seasonal RV air conditioning industry and provide a significant advantage over competitors. Airxcel has worked closely with its school and telecommunications customers, in some cases for as long as twenty one years, to develop equipment to meet such customers' specialized requirements. To support such equipment, the Company has an extensive network of service dealers across the U.S.

Strong Brand Name Recognition. The Company markets its RV air conditioners using the well established and recognized "Coleman(R)-Mach(R)" brand name. The "Coleman(R)" brand name, established in the early part of the twentieth century, is well recognized as a leading brand name for a variety of products related to the outdoor recreation industry. Coleman(R)-Mach(R) brand RV air conditioners have been the leading RV air conditioners since they were introduced into the market and are recognized by customers to represent high quality and reliability. The "Suburban" brand name was established in the late 1940's and is synonymous with providing quality gas appliances to the RV industry including furnaces, water heaters and cooking appliances. The Company also benefits from the strong brand name recognition of its "Marvair(R)" name in the telecommunication shelter market and its "Scholar(TM)", "Classic(TM)" and "GreenPac(TM)" names in the school market.

High Quality Products, Customer Service and Product Design Capabilities. The Company believes it is recognized as a leader in the RV industry due to its high product quality and customer service. The Company believes that its efficient manufacturing and assembly processes enable it to offer competitively priced products while maintaining high product quality. Because of the seasonal nature of the RV industry, timely delivery of products to OEMs and aftermarket customers has played a critical role in the Company's long-standing success. Similarly, Marvair has developed a strong reputation with its customers for its ability to develop unique solutions to customers' environmental control needs, respond to short lead times and to deliver its products utilizing lean manufacturing methods. In addition, Marvair attained its ISO-9001 certification during 1998. In early 2002, Marvair achieved its ISO 9001-2000 certification.

Extensive Distribution Network and Experienced Sales Force. The Company believes the members of its sales force, who are located in close proximity to and actively work with many of the largest OEMs regarding product design issues and estimated future orders, include some of the most experienced sales people in the RV industry. In addition, the Company provides Coast, the largest wholesale distributor of replacement parts, supplies, and RV accessories, serving more than 15,000 customers throughout the U.S. and Canada, with 100% of its RV air conditioning products. Airxcel believes that Coast provides broad aftermarket coverage and distribution capabilities. Sales representatives outside the recreation vehicle industry focus on the U.S. telecommunications, school, marine and construction industries as well as international sales. In addition, independent sales representatives actively market products, particularly to school districts and marine applications in which sales agents have developed relationships covering a variety of channels, including wholesale distributors, factory direct sales, architectural and engineering firms, original equipment manufacturers, end users and the international market through distributors.

NUMBER OF PERSONS EMPLOYED

      As of December 31, 2004, the Company had 864 employees of which 421 are included under a bargaining agreement which expires October 6, 2006.

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

ITEM 3. LEGAL PROCEEDINGS

      During September 2004, the Company agreed to settle a pending lawsuit with an individual and acquire a non-exclusive license under the individual's patent. The Company paid a license fee associated with the patent and will pay a one dollar royalty for each licensed product sold by the Company during the life of the patent. The license fee is included in selling, general, and administrative expense in the accompanying 2004 consolidated statement of operations. No current product of the Company requires the payment of the one dollar royalty, and no royalty is due for any previously sold product.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There has been no submission of matters to a vote of security holders during the fourth quarter of fiscal year 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company does not have any publicly traded equity securities.

ITEM 6. SELECTED FINANCIAL DATA

                  Five Year Summary of Selected Financial Data
                             Years Ended December 31
                                 (in thousands)

                                                                2004            2003          2002           2001           2000
                                                              ---------      ---------      ---------      ---------      ---------
STATEMENT OF OPERATIONS DATA:
    Net sales                                                 $ 184,418      $ 161,213      $ 159,111      $ 145,144      $ 177,896
    Cost of goods sold                                          149,436        129,073        129,693        117,867        145,369
                                                              ---------      ---------      ---------      ---------      ---------
    Gross profit                                                 34,982         32,140         29,418         27,277         32,527
    Selling, general and administrative expenses                 16,742         15,785         16,462         15,628         16,681
    Income from operations                                       17,965         16,064         11,919         13,998         12,141
    Interest expense                                             10,214         10,732         10,789         11,436         11,944
    Income from continuing operations before
       income taxes, extraordinary item and cumulative
       effect of change in accounting principle                   7,239          5,191            945          2,656            164
    Cumulative effect of change in accounting
       principle                                                     --             --        (19,718)            --             --
    Net income (loss)                                             5,127          3,176        (19,079)         1,671           (169)
OTHER FINANCIAL INFORMATION:
    Gross margin percentage                                        19.0%          19.9%          18.5%          18.8%          18.3%
    Cash provided by operating activities                     $   8,273      $   7,376      $   8,770      $   6,515      $   7,522
    Cash used in investing activities                            (1,860)        (4,458)        (2,587)        (2,219)        (4,980)
    Cash used in financing activities                            (6,207)        (3,064)        (6,587)        (3,885)        (2,495)
    Depreciation and amortization (2)                             3,074          3,060          3,385          5,246          5,931
    Capital expenditures                                          1,816          1,059          2,498          2,314          3,125
OTHER DATA:
    Adjusted EBITDA (1)                                       $  21,039      $  19,124      $  15,304      $  19,244      $  18,072
    Adjusted EBITDA margin percentage                              11.4%          11.9%           9.6%          13.3%          10.2%
BALANCE SHEET DATA (AT END OF PERIOD):
    Working capital (3)                                       $  21,938      $  20,107      $  20,136      $  21,499      $  18,554
    Total assets (4)                                             75,816         73,498         79,424        104,586        116,960
    Total debt                                                   89,160         94,948         97,914        104,501        107,338
    Total stockholders' equity (deficiency) (4)                 (34,847)       (39,931)       (37,753)       (17,724)       (19,109)
RECONCILIATION OF CASH FLOW FROM OPERATING ACTIVITIES
TO ADJUSTED EBITDA
    Net cash provided by operating activities                 $   8,273      $   7,376      $   8,770      $   6,515      $   7,522
    Interest expense, exclusive of amortization of
        loan financing costs                                      9,735         10,266         10,356         11,004         11,432
    Other nonoperating expense, exclusive of loss
        on disposition of assets                                    448             29             95             59             21
    Tax effects related to recovery on disposal of Faulkner
        Manufacturing                                                --             --             38             49            174
    Impairment write offs                                            --             --        (29,913)            --             --
    Cumulative effect of change in accounting principle              --             --         19,718             --             --
    Premium on bond repurchase                                     (367)            --             --             --             --
    Deferred income taxes                                          (289)        (1,681)         8,686         (1,619)           652
    Income tax expense from continuing operations                 2,112          2,015            368          1,064            126
    Provision for bad debts                                         (38)          (213)           (25)            20           (271)
    Net change in working capital accounts                        1,165          1,332         (2,789)         2,152         (1,584)
                                                              ---------      ---------      ---------      ---------      ---------
    Adjusted EBITDA                                           $  21,039     $   19,124      $  15,304      $  19,244      $  18,072
                                                              =========      =========      =========      =========      =========

----------

(1) Adjusted EBITDA, as calculated by the Company, in the above table may not be comparable to the EBITDA or similarly titled measures used by other companies. Airxcel has included information concerning Adjusted EBITDA because it is relevant for covenant analysis under the Indenture, which defines Adjusted EBITDA as set forth above for the periods shown, and is presented because it is used by certain investors as a measure of a company's ability to service debt. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with accounting principles generally accepted in the United States or as a measure of a company's profitability or liquidity.

(2) Excludes depreciation and amortization related to the discontinued Faulkner manufacturing division.

(3) Working capital represents current assets less current liabilities, including net liabilities of the discontinued Faulkner manufacturing division of $100 and $228 as of December 31, 2001 and 2000, respectively.

(4) Reflects the reclassification of the $3,447 note receivable from Holdings on the consolidated balance sheet to stockholder's equity (deficiency) at December 31, 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continuously evaluates its estimates which are based on various assumptions and historical experience. Actual results may differ from these estimates depending upon a variety of factors.

      Revenues and the related direct expenses associated with HVAC and appliance related product sales are recognized, based on agreed-upon prices, terms and conditions, when products are shipped. Customers are subjected to credit verification prior to product shipment to ensure that collectibility is reasonably assured. The Company establishes an allowance for doubtful accounts to reduce its receivables to their net realizable value based on payor mix, the agings of the receivables and historical collection experience.

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. This accounting standard required that goodwill and indefinite lived assets no longer be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company engaged an independent appraisal company to assist with the valuation. Upon initial application of SFAS No. 142, the Company reassessed the useful lives of the intangible assets and determined that certain trademarks are deemed to have an indefinite useful life because they are expected to generate cash flows indefinitely and there are no legal or contractual restrictions on their use. In addition, assembled work force and customer base was reclassified to goodwill in accordance with SFAS No.
142. Other trademarks have a finite life and will continue to be amortized over their remaining useful life. The Company has three reporting units with goodwill. As determined by the step one assessment for each reporting unit as of the January 1, 2002 date of adoption, the estimated fair value, based on a present value valuation, was less than its carrying amount including goodwill. Step two of the assessment indicated there was impairment, net of tax, of $19,718,000, which was recorded as a cumulative effect of a change in accounting principle in the accompanying 2002 consolidated statement of operations. Annual reviews for impairment performed by the Company in the fourth quarters of 2002, 2003, and 2004 indicated no further impairment of goodwill or other indefinite lived assets.

      The Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2002. This standard supercedes both SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and sections of Accounting Principles Board Opinion 30, providing one accounting model with which to review for asset impairment. SFAS No. 144 retains much of the recognition and measurement provision of SFAS No. 121, but removes goodwill and other indefinite lived assets from its scope. It also alters the criteria of classifying long-lived assets to be disposed of by sale and changes the method of accounting for the disposal of long-lived assets if other than through a sale. Finally, while this statement retains the basic presentation provisions for discontinued operations, it broadens the definition of a discontinued operation to include a component of an entity. The application of this standard has not had a material effect on the consolidated financial position, results of operations or cash flows for any period since adoption.

      While the Company continually monitors the quality of the products it produces, occasionally product failures occur. An estimated cost of product warranty is recognized at the time the revenue is recognized. The Company estimates the cost of its product warranty obligation based on historical analysis of sales and warranty costs incurred.

At December 31, 2004, the warranty reserve balance was $2.7 million. Should actual product failure rates differ from the Company's estimates, a revision to the warranty obligation would be required.

      The Company reserves for slow moving and obsolete inventory based upon assumptions of future product requirements of its customers. If actual requirements of its customers differ from the Company's estimates, additional inventory write offs may be required.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

      Net Sales. Net sales increased 14.4% from $161.2 million in 2003 to $184.4 million in 2004. Approximately 62% of the net sales increase was due to volume growth in HVAC related sales to OEM customers within the RV industry. Increased appliance related sales volume within the RV industry accounted for approximately 24% of the net sales increase, while the remaining increase is attributable to increased HVAC sales volume within the telecommunication industry. The effects of pricing changes on net sales were not significant during the year.

      Gross Profit. Gross profit increased 9.0% from $32.1 million (20% of net sales) in 2003 to $35.0 million (19% of net sales) in 2004. Substantially all (approximately 97%) of the increase was attributable to the effects of higher sales volume with minimal effects from pricing increases. The decrease in gross profit percentage is due to $3.0 million of higher commodity prices for key raw materials such as steel, aluminum and copper of which $1.1 million was passed on to customers through price increases.

      Selling, general and administrative expenses (including amortization of intangible assets and computer software). Selling, general and administrative expenses increased 5.6% from $16.1 million (10% of net sales) in 2003 to $17.0 million (9% of net sales) in 2004 primarily due to increased incentive compensation of approximately $.9 million as a result of the increased sales and profits, while maintaining other fixed costs at historical levels.

      Interest Expense. Interest expense decreased 4.7% from $10.7 million in 2003 to $10.2 million in 2004 primarily due to the repurchase of $10 million of the principal amount of Senior Subordinated Notes in August 2004, thus reducing the average long term borrowings outstanding.

      Premium on bond repurchase. Premium on bond repurchase was $0.4 million in 2004 due to the bond premium associated with the repurchase of $10 million of the principal amount of Senior Subordinated Notes in August 2004.

      Adjusted EBITDA. Adjusted EBITDA was $19.1 million in 2003 and $21.0 million in 2004. The increase is primarily due to the increased gross profit offset by increased selling, general and administrative expenses as described above.

      Income from continuing operations before income tax expense and cumulative effect of change in accounting principle. Income from continuing operations before income tax expense and cumulative effect of change in accounting principle increased from $5.2 million in 2003 to $7.2 million in 2004 primarily due to the increased gross profit offset by increased selling, general and administrative expense as described above.

      Income tax expense. Income tax expense increased from $2.0 million in 2003 to $2.1 million in 2004, primarily due to the $2.0 million increase in income before income taxes in 2004 discussed above, offset by a decrease in the effective income tax rate from 38.8% in 2003 to 34.0% in 2004. This decrease was due to the effects of certain enterprise zone tax credits amounting to $0.3 million and other state income tax reductions in 2004.

      Net income. Net income improved from $3.2 million in 2003 to $5.1 million in 2004 primarily as a result of the conditions resulting in the increased income from continuing operations as described above, partially offset by the increase in income taxes related to the increased pretax profits in 2004.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

      Net Sales. Net sales increased 1.3% from $159.1 million in 2002 to $161.2 million in 2003. Net sales increased principally due to volume growth in sales related to OEM and Aftermarket customers within the RV industry. The effects of pricing changes on net sales were not significant during the year.

      Gross Profit. Gross profit increased 9.2% from $29.4 million (19% of net sales) in 2002 to $32.1 million (20% of net sales) in 2003. Approximately 80% of the increase was due to material cost reductions obtained from certain vendors and improved production efficiencies, with the remainder of the increase attributable to the effects of higher sales volume discussed above. The improved gross profit percentage is due to the effect of the material cost reductions and production efficiencies on slightly increased sales.

      Selling, general and administrative expenses (including amortization of intangible assets and computer software). Selling, general and administrative expenses decreased 8.0% from $17.5 million (11% of net sales) in 2002 to $16.1 million (10% of net sales) in 2003. Approximately $0.8 million of the decrease is attributable to decreased amortization expense related to intangible assets becoming fully amortized. The remaining decrease is due to efforts to reduce various fixed costs, such as incentive compensation, as well as reduced sales commissions attributed to the slight decrease in sales volume within the school and telecommunication industry.

      Interest Expense. Interest expense decreased 0.5% from $10.8 million in 2002 to $10.7 million in 2003 primarily due to reductions in average long term borrowings outstanding resulting from positive operating cash flows, and decreased average interest rates on outstanding borrowings.

      Adjusted EBITDA. Adjusted EBITDA was $15.3 million in 2002 and $19.1 million in 2003. The increase is primarily due to the increased gross profit and decreased selling, general and administrative expenses as described above.

      Income from continuing operations before income tax expense and cumulative effect of change in accounting principle. Income from continuing operations before income tax expense and cumulative effect of change in accounting principle increased from $0.9 million in 2002 to $5.2 million in 2003 primarily due to the increased gross profit and decreased selling, general and administrative expense as described above.

      Cumulative effect of change in accounting principle. Cumulative effect of change in accounting principle decreased as a result of the adoption in 2002 of SFAS No. 142, and the $19.7 million in impairment charges recorded in 2002, as further discussed in Note 2(g) of the notes to the consolidated financial statements.

      Income tax expense. Income tax expense increased from $0.4 million in 2002 to $2.0 million in 2003, primarily due to the $4.3 million increase in income before income taxes in 2003 discussed above. The effective income tax rate remained substantially unchanged from 38.9% in 2002 to 38.8% in 2003.

      Net income (loss). Net income (loss) improved from a net loss of $19.1 million in 2002 to a net income of $3.2 million in 2003 primarily as a result of the $19.7 million cumulative effect of change in accounting principle recorded in 2002, with no impairment losses recorded in 2003, and the conditions resulting in the increased income from continuing operations as described above, partially offset by the $1.6 million increase in income taxes related to the increased pretax profits in 2003.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generated $8.3 million in net cash flow from operating activities for the year ended December 31, 2004 compared to $7.4 million for 2003, the increase being primarily the result of higher net income in 2004, partially offset by the effects of higher income tax payments in 2004 and increased working capital investment to support increased sales.

      Capital expenditures were $1.8 million, $1.1 million, and $2.5 million for the years ended December 31, 2004, 2003, and 2002, respectively. The expenditures include the normal replacement of machinery, equipment and tooling for new products and existing product improvements. Capital expenditures for 2005 are expected to be $2.1 million.

      The Company's revolving credit facility with the bank was amended August 6, 2004 to extend the maturity date to March 31, 2007. The revolving credit facility is limited to the lessor of $25 million or the sum of 85% of net accounts receivable and 60% of net inventories. The outstanding borrowing under the revolving credit facility at December 31, 2004 is $9.0 million which is approximately $4.3 million more than that outstanding at December 31,

2003, the increase resulting from borrowings utilized to redeem $10 million in principal amount of the Senior Subordinated Notes offset by the effects of improved operating cash flows in 2004. Interest on the revolving credit facility is based on the lower of either the bank's base rate or LIBOR plus 2% (4.41% combined rate at December 31, 2004).

      In addition to the revolving credit facility, the Company has Senior Subordinated Notes which mature on November 15, 2007. On August 9, 2004, the Company redeemed $10 million of the principal amount of Senior Subordinated Notes at a redemption price of 103.667% plus accrued and unpaid interest totaling $10.6 million. The remaining $80 million in notes outstanding at December 31, 2004 bear interest at 11%, payable semiannually in May and November.

      The Company is a wholly-owned subsidiary of Holdings. Holdings has no operating activities and no material assets other than its investment in the Company. Accordingly, Holdings is dependent upon the Company for any cash requirements. Holdings has 8,923,748 shares of $1 par value Series A and Series B exchangeable preferred stock outstanding as of December 31, 2004. The preferred stock which is exchangeable at the option of Holdings for junior subordinated notes issued by Holdings is subject to mandatory redemption by Holdings on November 10, 2008 for an amount equal to the original proceeds from sale of the stock plus accrued but unpaid dividends which accrue at 14% annually. Total proceeds plus accrued and unpaid dividends are $27.8 million as of December 31, 2004. The Company is not required to fund the mandatory redemption of these preferred shares.

      Holdings also previously issued $4.0 million of junior subordinated notes to the parent company of a major stockholder, in exchange for cash, which are due in November 2008. These notes bear interest at 14% payable semiannually in the form of additional junior subordinated notes or cash at the election of Holdings. Such notes and accrued interest totaled $12.6 million as of December 31, 2004. As part of the Marvair acquisition in 1997, Holdings issued $5.3 million of junior subordinated notes (the "PIK Notes") to the seller. The PIK notes, which are due in November 2008, bear interest at 11.4% payable annually in the form of additional junior subordinated notes or cash at the election of Holdings. The PIK notes, and accrued interest, totaled $10.3 million as of December 31, 2004. In February 2003, the Company purchased all of the PIK Notes from the holders of the PIK Notes for an aggregate purchase price of $3.4 million. Although the Company may determine to distribute the PIK Notes to Holdings, subject to compliance with the Company's credit facility, senior subordinated notes and other debt agreements, the Company does not anticipate this will occur in the foreseeable future. Although Holdings is entirely dependent upon the Company to service its note obligations and the mandatory redemption provisions of the preferred stock, Holdings would not require cash distributions from the Company for debt service until at least 2008 based upon the stated intent of Holdings' management to elect to make interest payments due on all such notes in the form of additional junior subordinated notes. This $3.4 million note receivable has been reported within stockholder's equity (deficiency) on the accompanying consolidated balance sheets.

      All of the obligations of Holdings described above are uncollateralized and are not guaranteed by the Company, however, the Company is currently exploring various options to satisfy these obligations on behalf of Holdings.

The following table summarizes all obligations of the Company at December 31, 2004:

                                                               Less than        1 - 3         3 - 5      More than
                                                   Total         1 year         Years         Years       5 Years
                                                -----------    ----------     ---------       ------      ------
Long-term debt                                  $    89,093     $    47       $  89,046       $   --      $   --
Estimated future interest payments on
  long-term debt                                     26,201       9,202          16,999           --          --
Capital lease obligations                                67          25              42           --          --
Estimated future interest payments on
  capital lease obligations                               5           3               2           --          --
Operating leases                                      2,048        61 9             706          537         186

      Estimated future interest payments on long-term debt are calculated based on the stated interest rate and scheduled principal and interest payments as of December 31, 2004. The future interest payment on the revolving credit facility is calculated based on principal balance as of December 31, 2004 and the interest rate in effect at December 31, 2004.

      With respect to off-balance sheet arrangements, the Company does not guarantee and is not required to fund any of the obligations of Holdings. The aggregate obligations of Holdings under its various debt and equity issuances are, however, disclosed in the Form 10-K, but they are not obligations of the Company.

      Covenants under the Company's revolving credit facility with the bank restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with a fixed charge coverage ratio of 1.00 and maintain a minimum effective capital balance (defined as accumulated deficit plus the $80 million in senior subordinated notes payable) of $36 million.

      The Company was in compliance with these ratios at December 31, 2004 and 2003. The Company anticipates that they will continue to comply in 2005 with the financial covenants. Management's current business plan estimates working capital levels and operating profitability. The achievement of this plan is necessary for compliance with various financial covenants during 2005. The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenants; however, there can be no assurance that such amendment or waiver will be obtained. In the event that a waiver cannot be obtained, the Company would be required to refinance the debt or would be in default of the credit agreement which, in turn, could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

      The revolving credit facility also contains a subjective acceleration clause but does not require a lock-box or other account by which the bank can apply cash receipts against the revolver balance unless an event of default occurs. As such, amounts outstanding under this revolving credit facility are classified as long-term liabilities on the accompanying consolidated balance sheets, as the application of the subjective acceleration is not anticipated. The revolving credit facility is collateralized by accounts receivable, equipment, general intangibles, inventory, and investment property.

      Certain covenants under the $80 million Indenture must be met in the event the Company incurs any Indebtedness (including Acquired Indebtedness) except for Permitted Indebtedness, as defined in the Indenture agreement as of November 10, 1997. In such event, the Company must meet a Consolidated Coverage Ratio greater than 2.25. The calculation of Consolidated Coverage Ratio is defined as Adjusted EBITDA divided by interest expense. At December 31, 2004, no Indebtedness requiring such covenant compliance was outstanding. The Company anticipates that, in the event the Company incurred any Indebtedness, as defined by the Indenture agreement, it will be in compliance with the financial covenant. The possibility exists that the covenant will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenant; however, there can be no assurance that such amendment or waiver will be obtained. In the event that a waiver cannot be obtained, the Company would be required to refinance the debt or would be in default of the Indenture agreement which, in turn, could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

      On February 1, 2005 the Company amended two existing letters of credit. One letter of credit was amended which decreased the amount to $0.4 million. Another letter of credit was amended which increased the amount to $1.9 million. The letters of credit obligate the Company to make payment in the event of default on the agreements with the insurance companies to pay workers compensation claims incurred. Management does not expect any material losses to result from this arrangement because performance is not expected to be required, and therefore, is of the opinion that the fair value of these instruments is zero.

NEW ACCOUNTING PRONOUNCEMENTS

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, which amends previous guidance to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, which revised SFAS No. 123 Accounting for Stock-Based Compensation. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The provisions of this Statement shall be effective for the Company for the first interim report period that begins after June 15, 2005. The Company does not expect this statement to have a material impact on its consolidated financial statements at the date of adoption because no stock options are currently outstanding. If stock options are issued in future periods, the cost of those would be expensed in accordance with the provisions of SFAS No. 123R.

INFLATION

      Results of operations have not been significantly affected by inflation since inception. Historically, the Company, in the normal course of business, has been able to offset the impact of increased costs through operating efficiencies and selected price increases. During 2004, however, commodity prices increased more rapidly than the selected price increases the Company was able to obtain.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk on variable rate financial instruments: The Company maintains a $25 million revolving credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the credit facility at an average interest rate of 3.9% per annum, a

1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $90,000 annually.

      Market risk on fixed-rate financial instruments: Included in long-term debt are $80 million of 11% Senior Subordinated Notes due 2007. Increases in market interest rates would generally cause a decrease in the fair market value of the Notes and a decrease in market interest rates would generally cause an increase in fair value of the Notes.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
Airxcel, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of Airxcel, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholder's equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Airxcel, Inc. and Subsidiaries at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                              /s/ ERNST & YOUNG LLP

Kansas City, Missouri
February 11, 2005

                         AIRXCEL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                        December 31,     December 31,
                                                                            2004             2003
                                                                        ------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $      239       $       33
    Accounts receivable, net of allowances for doubtful
       accounts of $399 and $550 in 2004 and 2003, respectively              12,868           13,472
    Inventory                                                                24,339           19,811
    Prepaid expenses and other current assets                                   564              409
    Deferred income taxes                                                     2,626            2,533
                                                                         ----------       ----------
       Total current assets                                                  40,636           36,258
                                                                         ----------       ----------
Deferred income taxes                                                         1,878            2,233
Property, plant and equipment, net                                           14,855           15,906
Loan financing costs, net                                                     1,156            1,583
Trademarks                                                                    2,900            2,900
Other identifiable intangible assets, net                                     1,418            1,645
Goodwill                                                                     12,973           12,973
                                                                         ----------       ----------
       Total assets                                                      $   75,816       $   73,498
                                                                         ==========       ==========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
    Current portion of long-term debt                                    $       72       $       64
    Accounts payable                                                          7,452            7,021
    Warranty reserve                                                          2,707            2,186
    Accrued interest                                                          1,131            1,243
    Accrued payroll                                                           3,776            2,620
    Pension liability                                                           342              494
    Other accrued expenses                                                    3,218            2,523
                                                                         ----------       ----------
           Total current liabilities                                         18,698           16,151
Pension liability                                                             2,877            2,394
Long-term debt, less current portion                                         89,088           94,884
                                                                         ----------       ----------
           Total liabilities                                                110,663          113,429
                                                                         ----------       ----------

Commitments and contingencies
Stockholder's equity (deficiency):
    Common stock, par value $1; 1,000 shares authorized;
       1,000 shares issued and outstanding                                        1                1
    Additional paid-in capital                                               27,322           27,322
    Accumulated deficit                                                     (57,264)         (62,391)
    Accumulated other comprehensive loss                                     (1,459)          (1,416)
    Notes receivable from Holdings                                           (3,447)          (3,447)
                                                                         ----------       ----------
           Total stockholder's equity (deficiency)                          (34,847)         (39,931)
                                                                         ----------       ----------
           Total liabilities and stockholder's equity (deficiency)       $   75,816       $   73,498
                                                                         ==========       ==========

                             See accompanying notes.

                         AIRXCEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                                                Years Ended
                                                             ---------------------------------------------------
                                                               December 31,       December 31,     December 31,
                                                                   2004              2003              2002
                                                             ----------------   ---------------  ---------------
Net sales                                                    $        184,418   $       161,213  $       159,111
Cost of goods sold                                                    149,436           129,073          129,693
                                                             ----------------   ---------------  ---------------
    Gross profit                                                       34,982            32,140           29,418
                                                             ----------------   ---------------  ---------------
Operating expenses:
    Selling, general and administrative                                16,742            15,785           16,462
    Amortization of intangible assets and computer
       software                                                           275               291            1,037
                                                             ----------------   ---------------  ---------------
    Total operating expenses                                           17,017            16,076           17,499
                                                             ----------------   ---------------  ---------------
    Income from operations                                             17,965            16,064           11,919
Interest expense                                                       10,214            10,732           10,789
Premium on bond repurchase                                                367                --               --
Other expense, net                                                        145               141              185
                                                             ----------------   ---------------  ---------------
    Income from continuing operations before income
       tax expense and cumulative effect of change
       in accounting principle                                          7,239             5,191              945
Income tax expense                                                      2,112             2,015              368
                                                             ----------------   ---------------  --------------
    Income from continuing operations before
       cumulative effect of change in accounting principle              5,127             3,176              577
Discontinued operations:
    Recovery on disposal of Faulkner Manufacturing
       less applicable income tax expense of
       $0, $0, and $38, respectively                                       --                --               62
                                                             ----------------   ---------------  ---------------
       Income before cumulative effect of change in
           accounting principle                                         5,127             3,176              639
Cumulative effect of change in accounting principle,
    net of income taxes of $10,130                                         --                --          (19,718)
                                                             ----------------   ---------------  ---------------
       Net income (loss)                                                5,127             3,176          (19,079)
Other comprehensive loss:
    Minimum pension liability, net of tax of $27,
    $270, and $595, respectively                                          (43)             (431)            (950)
                                                             -----------------  ---------------  ---------------
Comprehensive income (loss)                                  $          5,084   $         2,745  $       (20,029)
                                                             ================   ===============  ===============

                             See accompanying notes.

                         AIRXCEL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)
                          (in thousands, except shares)


                                                                                  Accumulated      Notes       Total
                                     Common Stock     Additional                     Other      Receivable  Stockholder's
                                  -----------------    Paid-in      Accumulated  Comprehensive      from        Equity
                                  Shares    Amount     Capital        Deficit        Loss         Holdings   (Deficiency)
                                  ------   --------   ----------    -----------  -------------  -----------  ------------
Balances, January 1, 2002          1,000   $      1   $   27,322    $  (45,012)  $        (35)  $        --   $ (17,724)
Net loss                              --         --           --       (19,079)            --            --     (19,079)
Minimum pension liability, net
 of tax                               --         --           --            --           (950)           --        (950)
                                   -----   --------   ----------    ----------   ------------   -----------   ---------

Balances, December 31, 2002        1,000          1       27,322       (64,091)          (985)           --     (37,753)

Net income                            --         --           --         3,176             --            --       3,176
Dividend to parent                    --         --           --        (1,476)            --            --      (1,476)
Minimum pension liability, net
    of tax                            --         --           --            --           (431)           --        (431)
Purchase of notes receivable
    from Holdings                     --         --           --            --             --        (3,447)     (3,447)
                                   -----   --------   ----------    ----------   ------------   -----------   ---------

Balances, December 31, 2003        1,000          1       27,322       (62,391)        (1,416)       (3,447)    (39,931)

Net income                            --         --           --         5,127             --            --       5,127
Minimum pension liability, net
    of tax                            --         --           --            --            (43)           --         (43)
                                   -----   --------   ----------    ----------   ------------   -----------   ---------

Balances, December 31, 2004        1,000   $      1   $   27,322    $  (57,264)  $     (1,459)  $    (3,447)  $ (34,847)
                                   =====   ========   ==========    ==========   ============   ===========   =========

                             See accompanying notes.

                         AIRXCEL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  Years Ended
                                                                    ----------------------------------------
                                                                    December 31,  December 31,  December 31,
                                                                        2004          2003          2002
                                                                    ------------  ------------  ------------
Cash flows from operating activities:
    Net income (loss)                                                $   5,127     $   3,176     $ (19,079)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation                                                      2,799         2,769         2,348
       Amortization of intangible assets and computer
          software                                                         275           291         1,037
       Amortization of loan financing costs                                479           466           433
       Amortization of premium on bond repurchase                          367            --            --
       Provision for bad debts                                              38           213            25
       Recovery on disposal of discontinued operations                      --            --          (100)
       Deferred income taxes                                               289         1,681        (8,686)
       Loss on sale of property, plant and equipment                        64            60            90
       Loss on disposition of intangible asset                              --            52            --
       Impairment write off of goodwill and trademark costs                 --            --        29,848
       Impairment write off of patent and license agreement costs           --            --            65
       Changes in operating assets and liabilities:
              Accounts receivable                                          566        (2,514)         (378)
              Inventory                                                 (4,528)        2,687          (337)
              Prepaid expenses and other assets                           (155)          (22)          104
              Accounts payable                                             431        (2,076)        1,590
              Accrued expenses and other liabilities                     2,521           593         1,810
                                                                     ---------     ---------     ---------
              Net cash provided by operating activities                  8,273         7,376         8,770
                                                                     ---------     ---------     ---------
Cash flows from investing activities:
    Proceeds from sale of property, plant and equipment                      4            49             3
    Capital expenditures                                                (1,816)       (1,059)       (2,498)
    Patent and software costs incurred                                     (48)           (1)          (92)
    Purchase of notes receivable from Holdings                              --        (3,447)           --
                                                                     ---------     ---------     ---------
              Net cash used in investing activities                     (1,860)       (4,458)       (2,587)
                                                                     ---------     ---------     ---------
Cash flows from financing activities:
    Proceeds from long-term borrowings                                 184,881       152,214       156,004
    Principal payments on long-term debt                              (190,669)     (155,180)     (162,591)
    Financing costs incurred                                               (52)          (93)           --
    Premium on bond repurchase                                            (367)           --            --
    Dividend to parent                                                      --            (5)           --
                                                                     ---------     ---------     ---------
       Net cash used in financing activities                            (6,207)       (3,064)       (6,587)
                                                                     ---------     ---------     ---------
       Net increase (decrease) in cash and cash
          equivalents                                                      206          (146)         (404)
Cash and cash equivalents, beginning of year                                33           179           583
                                                                     ---------     ---------     ---------
Cash and cash equivalents, end of year                               $     239     $      33     $     179
                                                                     =========     =========     =========

                         AIRXCEL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                                    Years Ended
                                                                        --------------------------------------
                                                                        December 31, December 31, December 31,
                                                                           2004         2003         2002
                                                                        ------------ ------------ ------------
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Interest                                                           $ 9,816      $10,197      $10,375
       Income taxes                                                         1,655           46          365
    Cash received from income tax refunds                                      39          261        1,804
Supplemental disclosure of noncash investing and financing activities:
    Reduction in tax basis of certain assets in connection
    with the purchase of notes receivable from Holdings,
    treated as dividend to parent                                         $    --      $ 1,471      $    --
                                                                          =======      =======      =======

                            See accompanying notes.

                         AIRXCEL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)

1. ORGANIZATION AND BASIS OF PRESENTATION:

      Airxcel, Inc., formerly known as Recreation Vehicle Products, Inc. (the "Company") is engaged in designing, manufacturing and marketing recreation vehicle air conditioning equipment in the United States, Canada and certain international markets. On November 10, 1997, the Company acquired substantially all of the net assets, properties and rights and assumed certain related liabilities of Crispaire Corporation, currently operating as Marvair ("Marvair"), a division of Airxcel, Inc., which designs, manufactures and markets specialty wall mount air conditioners, packaged terminal air conditioners with gas heat, environmental control units, heat pumps for the heating, ventilating and air conditioning (HVAC) industry and marine reverse cycle air conditioners. Marvair markets its products to companies involved in modular construction, telecommunications, utilities, pleasure yacht manufacturers and school districts located throughout the United States and selected foreign markets. On March 17, 1998 the Company acquired 100% of the outstanding stock of Suburban Manufacturing Company, formerly KODA Enterprises Group, Inc. ("Suburban"). Suburban, a wholly-owned subsidiary is a designer and manufacturer of heating, water heating, and cooking appliances for the recreation vehicle industry and other specialty products for the HVAC industry. On November 3, 2000 the Company acquired substantially all of the net assets, properties and rights and assumed certain related liabilities of Instafreeze, Inc. ("Insta Freeze"). The operations of Insta Freeze were consolidated into the Company and the Insta Freeze entity was dissolved December 22, 2003. The Company and its subsidiaries collectively sell HVAC and appliance related groups of products, as defined by Statement of Financial Accounting Standards (SFAS) No. 131, to the RV, telecommunications and school customers, as described above. Revenues from the sale of HVAC products, as a percentage of consolidated net sales were 80%, 81%, and 82% in fiscal years 2004, 2003 and 2002, respectively. Revenues from the sale of appliance related products, as a percentage of consolidated net sales, were 20%, 19%, and 18% in fiscal years 2004, 2003, and 2002, respectively. Due to the similarities of the economic characteristics, production processes, customers, distribution methods and regulatory environment of the Company's products, the Company is managed, operated and reported as one segment.

      The Company is a wholly-owned subsidiary of Airxcel Holdings Corporation, formerly known as RV Holdings Corporation ("Holdings"). The Company is the only subsidiary of Holdings and Holdings has no operating activities and no material assets other than its investment in the Company. Accordingly, Holdings is dependent upon the Company for any cash requirements. However, Holdings does have 1,535,354 shares of $.01 par value common stock and 8,923,748 shares of $1 par value Series A and Series B exchangeable preferred stock outstanding as of December 31, 2004 and 2003. The preferred stock which is exchangeable at the option of Holdings for junior subordinated notes issued by Holdings is also subject to mandatory redemption by Holdings on November 10, 2008 for an amount equal to the original proceeds from sale of the stock plus accrued but unpaid dividends which accrue at 14% annually. Total proceeds plus accrued and unpaid dividends were $27,819, $24,209, and $21,354 as of December 31, 2004, 2003 and
2002, respectively. All proceeds generated from the sale of such common and preferred shares have been contributed to the Company. However, the Company is not required to fund the mandatory redemption of these preferred shares. During 1996, Holdings also issued $4,015 of junior subordinated notes to the parent company of a major stockholder in exchange for cash. All proceeds from the issuance of these notes have been contributed to the Company. These notes, which are due in November, 2008, bear interest at 14% payable semiannually in the form of additional junior subordinated notes or cash at the election of Holdings. Such notes, plus accrued interest totaled $12,619, $10,998, and $9,589 as of December 31, 2004, 2003 and 2002, respectively.

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

      As part of the November 10, 1997 Airxcel acquisition of Marvair, Holdings issued $5,304 of junior subordinated notes (the "PIK Notes") to the seller. The proceeds of the PIK Notes and $3,100 of cash received by Holdings through the sale of its common stock was contributed by Holdings to the Company. The PIK notes, which are due in November, 2008, bear interest at 11.4% payable annually in the form of additional junior subordinated notes or cash at the election of Holdings. Such notes, plus accrued interest, totaled $10,329, $9,259 and $8,299 as of December 31, 2004, 2003 and 2002, respectively. On February 19, 2003, the Company purchased the notes originally issued by Holdings from the holders for an aggregate purchase price of $3,447. These notes, which are reported at cost as notes receivable from Holdings on the accompanying consolidated balance sheets, mature November 2008. The notes receivable were reclassified in the 2003 consolidated balance sheet as a component of stockholder's equity (deficiency) to conform to the 2004 presentation and to reflect the level of control inherent in the Company's relationship with Holdings. Although the Company may determine to distribute the notes to Holdings, subject to compliance with the Company's credit facility, senior subordinated notes and other debt agreements, the Company does not anticipate this will occur in the foreseeable future. Pursuant to an IRS regulation issued on August 29, 2003, the taxable income to Holdings associated with the note purchase results in a reduction to the tax basis of certain of the Company's assets and has been reflected in the accompanying consolidated financial statements as a non-cash distribution to Holdings and a decrease in deferred income tax assets.

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

     c. Revenue Recognition: Revenues and the related direct expenses associated with HVAC and appliance related product sales are recognized, based upon agreed-upon prices, terms and conditions, when products are shipped. Customers are subjected to credit verification prior to product shipment to ensure that collectibility is reasonably assured. The Company establishes an allowance for doubtful accounts to reduce its receivables to their net realizable value based on payor mix, the agings of the receivables and historical collection experience.

      d. Cash and Cash Equivalents: The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase.

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

      g. Intangible Assets: The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. This accounting standard requires that goodwill and indefinite lived assets no longer be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company engaged an independent appraisal company to assist with the valuation.

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

      The Company has three reporting units with goodwill. As determined by the step one assessment for each reporting unit as of the January 1, 2002 date of adoption, the estimated fair value, based on a present value valuation, was less than its carrying amount including goodwill, primarily due to the decline in the telecommunications industry. Step two of the assessment indicated there was impairment of goodwill and certain trademark costs, amounting to $19,718 (net of $10,130 in taxes), which was recorded as a cumulative effect of a change in accounting principle in the accompanying 2002 consolidated statement of operations. Annual reviews for impairment performed by the Company in the fourth quarters of 2002, 2003, and 2004 indicated no further impairment of goodwill or other indefinite lived assets.

      Intangible assets, which are amortized on a straight-line basis over their estimated economic lives, are as follows:

                                                      Amortization        December 31,       December 31,
                                                         Period               2004               2003
                                                      -------------       ------------       ------------
Intangible assets subject to amortization:
  Gross carrying amount:
    Computer software                                       5 years       $        754       $        712
    Tradename                                              50 years              1,454              1,454
    Patents                                             5 - 7 years              3,712              3,706
    License agreements                                     10 years                400                400
                                                                          ------------       ------------
  Subtotal                                                                       6,320              6,272

  Accumulated amortization:
    Computer software                                                     $        701       $        587
    Tradename                                                                      397                367
    Patent                                                                       3,634              3,543
    License agreements                                                             170                130
                                                                          ------------       ------------
  Subtotal                                                                       4,902              4,627
                                                                          ------------       ------------
    Net intangible assets subject to amortization                         $      1,418       $      1,645
                                                                          ============       ============

Intangible assets not subject to amortization:
    Goodwill                                                              $     12,973       $     12,973
    Trademarks                                                                   2,900              2,900
                                                                          ------------       ------------
                                                                          $     15,873       $     15,873
                                                                          ============       ============

      Amortization of finite lived intangible assets for the years ended December 31, 2004, 2003 and 2002 was $275, $291, and $829, respectively.
Amortization of finite lived intangible assets for the succeeding years, as of December 31, 2004, is expected to be $129 in 2005, $95 in 2006, $79 in 2007, $78 in 2008, and $78 in 2009.

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

      SFAS No. 144 retains much of the recognition and measurement provision of SFAS No. 121, but removes goodwill and other indefinite lived assets from its scope. It also alters the criteria of classifying long-lived assets to be disposed of by sale and changes the method of accounting for the disposal of long-lived assets if other than through a sale. While this statement retains the basic presentation provisions for discontinued operations, it broadens the definition of a discontinued operation to include a component of an entity. During 2002 the Company determined that certain patent and license agreement costs, based on a present value valuation, were impaired. An impairment charge of $65 was recognized and included in other expense. No impairment charges were recorded in 2004 and 2003.

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

      k. Concentration of Credit Risk. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The credit risk on trade receivables is controlled through credit approvals, limits and monitoring procedures. Trade receivables are generally due within 30 days. The majority of the Company's trade receivables are from customers in the RV industry. Credit losses are provided for in the accompanying consolidated financial statements and historically have been insignificant. The Company's ten largest customers accounted for approximately 58%, 57% and 58% of net sales for the years ended December 31, 2004, 2003 and 2002, respectively, and approximately 44% and 38% of accounts receivable at December 31, 2004 and 2003, respectively. Sales to customers in excess of 10% of consolidated net revenues are as follows:

                   December 31,       December 31,       December 31,
Customer              2004                2003              2002
                   ------------       ------------       ------------
A.                 $   21,944         $   17,929         $   18,279
B.                     20,861             19,186             18,604

      The Company maintains its cash accounts primarily with major financial institutions, and had bank balances at December 31, 2004 and 2003 that exceeded FDIC insurance limits by $37 and $0, respectively.

      l. Advertising: The Company expenses advertising costs when the expense is incurred and classifies it in selling, general and administrative expense. Total advertising expense amounts to $165, $204, and $354 in 2004, 2003, and 2002, respectively.

      m. Shipping and Handling Costs: The Company records charges to customers for shipping and handling as sales, and costs incurred by the Company as cost of goods sold.

      n. Fair Value of Financial Instruments: The stated values of financial instruments as of December 31, 2004 and 2003, excluding the $80 million and $90 million, respectively, of senior subordinated notes, approximate fair market value. The fair value of the Company's senior subordinated notes was $80 million at December 31, 2004 and $84.6 million at December 31, 2003 based on the quoted market price for the same issue or similar issues. It is impracticable to determine the fair value of the notes receivable from Holdings, which have a carrying value of $3.4 million at December 31, 2004, except as indicated by the $3.4 million paid by the Company to acquire the notes in an arms length transaction with an unrelated third party on February 19, 2003. The Company has no indication that the value has changed since that date.

      o. Collective Bargaining Agreement: As of December 31, 2004, the Company had 864 employees of which 49% were represented by a bargaining agreement that expires October 6, 2006.

      p. Reclassifications: Certain amounts in the 2003 and 2002 consolidated financial statements and related notes have been reclassified to conform to the 2004 presentation. See Note 1.

      q. Recently Issued Accounting Standards: In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs, which amends previous guidance to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123R, which revised SFAS No. 123 Accounting for Stock-Based Compensation. This Statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The provisions of this Statement shall be effective for the Company for the first interim report period that begins after June 15, 2005. The Company does not expect this statement to have a material impact on its consolidated financial statements at the date of adoption because no stock options are currently outstanding. If stock options are issued in future periods, the cost of those would be expensed in accordance with the provisions of SFAS No. 123R.

3. SUMMARY BALANCE SHEET DATA:

      Inventory consists of the following:

                                                                                December 31,        December 31,
                                                                                    2004                2003
                                                                                ------------        ------------
Raw materials                                                                   $     11,309        $      8,744
Work-in-process                                                                        1,991               2,013
Finished goods                                                                        11,039               9,054
                                                                                ------------        ------------
                                                                                $     24,339        $     19,811
                                                                                ============        ============

      Property, plant and equipment, including amounts under capital leases, consist of the following:

                                                                                December 31,        December 31,
                                                                                   2004                 2003
                                                                                ------------        ------------
Land and land improvements                                                      $      1,235        $      1,222
Buildings and building improvements                                                    8,155               8,021
Machinery and equipment                                                               24,834              23,225
Furniture and fixtures                                                                 1,687               1,733
Construction in process                                                                   99                 362
                                                                                ------------        ------------
                                                                                      36,010              34,563
Less accumulated depreciation                                                        (21,155)            (18,657)
                                                                                ------------        ------------
   Net                                                                          $     14,855        $     15,906
                                                                                ============        ============

4. WARRANTY RESERVE:

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

Changes in the Company's product warranty liability during the period are as follows:

                                                               December 31, 2004     December 31, 2003
                                                               -----------------     -----------------
Balance at beginning of period                                     $     2,186           $     1,905
Warranties issued during the period                                      2,313                 2,095
Settlements made during the period                                      (2,339)               (2,062)
Changes in estimated liability for pre-existing warranties
  during the period, including expirations                                 547                   248
                                                                   -----------           -----------
Balance at end of period                                           $     2,707           $     2,186
                                                                   ===========           ===========

5. LONG-TERM DEBT:

      Long-term debt consists of the following:

                                                                               December 31,       December 31,
                                                                                   2004               2003
                                                                               ------------       ------------
Note payable to bank under a $25,000 revolving line of credit, maturing on
    March 31, 2007, with interest at the lower of the bank's base rate or
    Libor plus 2% (4.41% at December 31, 2004) payable monthly.                $      8,982       $      4,702
Senior subordinated notes, with interest at 11% payable
    semiannually on May 15 and November 15, commencing on
    May 15, 1998, due November 15, 2007                                              80,000             90,000
Note payable to individual for land purchase, with interest
    at 7.5%, due in monthly principal and interest payments
    of $4 through April 1, 2007, collateralized by the land                             111                154
Capital leases                                                                           67                 92
                                                                               ------------       ------------
                                                                                     89,160             94,948
Current portion of long term debt                                                       (72)               (64)
                                                                               ------------       ------------
                                                                               $     89,088       $     94,884
                                                                               ============       ============

      Covenants under the Company's revolving credit facility with the bank restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with a fixed charge coverage ratio of 1.00 and maintain a minimum effective capital balance (defined as accumulated deficit plus the $80 million in senior subordinated notes payable) of $36 million.

      The Company was in compliance with these ratios at December 31, 2004 and 2003. The Company anticipates that they will continue to comply in 2005 with the financial covenants. Management's current business plan estimates working capital levels and operating profitability. The achievement of this plan is necessary for compliance with various financial covenants during 2005. The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenants; however, there can be no assurance that such amendment or waiver will be obtained. In the event that a waiver cannot be obtained, the Company would be required to refinance the debt or would be in default of the credit agreement which, in turn, could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

      The revolving credit facility also contains a subjective acceleration clause but does not require a lock-box or other account by which the bank can apply cash receipts against the revolver balance unless an event of default occurs. As such, amounts outstanding under this revolving credit facility are classified as long-term liabilities on the accompanying consolidated balance sheets, as the application of the subjective acceleration is not anticipated. The revolving credit facility is collateralized by accounts receivable, equipment, general intangibles, inventory, and investment property.

      Certain covenants under the $80 million Indenture must be met in the event the Company incurs any Indebtedness (including Acquired Indebtedness) except for Permitted Indebtedness, as defined in the Indenture agreement as of November 10, 1997. In such event, the Company must meet a Consolidated Coverage Ratio greater than 2.25. The calculation of Consolidated Coverage Ratio is defined as Adjusted EBITDA divided by interest expense. At December 31, 2004, no Indebtedness requiring such covenant compliance was outstanding. The Company anticipates that, in the event the Company incurred any Indebtedness, as defined by the Indenture agreement, it will be in compliance with the financial covenant. The possibility exists that the covenant will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenant; however, there can be no assurance that such amendment or waiver will be obtained. In the event that a waiver cannot be obtained, the Company would be required to refinance the debt or would be in default of the Indenture agreement which, in turn, could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

      Principal maturities of long-term debt, and capital lease amortization, based on balances outstanding at December 31, 2004 for each of the three succeeding years are as follows:

                                                 Capital Leases
                              -------------------------------------------------------
               Long-term           Minimum                               Net Present
                 Debt           Lease Payment         Interest              Value           Total
             -------------    -----------------     -------------       -------------   -------------
2005         $          47    $              28     $           3       $          25   $          72
2006                    51                   29                 2                  27              78
2007                88,995                   15                --                  15          89,010
             -------------    -----------------     -------------       -------------   -------------
             $      89,093    $              72     $           5       $          67   $      89,160
             =============    =================     =============       =============   =============

      Property, plant and equipment include the following amounts for capital leases:

                                             December 31,        December 31,
                                                 2004                2003
                                             ------------        ------------
Machinery and equipment                      $        200        $        200
Furniture and fixtures                                136                 136
                                             ------------        ------------
                                                      336                 336
Less accumulated depreciation                        (248)               (203)
                                             ------------        ------------
   Net property, plant and equipment         $         88        $        133
                                             ============        ============

6. STOCK OPTION PLANS:

      On May 23, 2000, Holdings adopted a Stock Option Plan for key employees and/or directors of the Company to purchase up to 324,667.37 shares of Class A Common Stock of Holdings at $1 per share. When granted, the stock options may be exercised after the "trigger date", and will expire at the earlier of 15 years from the date the plan is adopted or the date the employee ceases to be an employee of the Company. As defined in the Stock Option Plan, the "trigger date" is the date on which the majority shareholder of Holdings has disposed of 60% or more of the securities held by it on January 1, 1998 (i.e. common stock, preferred stock and notes purchased by the majority shareholder) for cash and/or marketable securities. The number of stock options that may be exercised is based on the estimated annual interest rate of return as of the trigger date as set forth in the plan agreement. No compensation expense relating to this stock option plan will be recorded until the trigger date. No options have been granted under the plan.

      In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure", the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to the Company's employees is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has not recorded any compensation expense for the years ended December 31, 2004, 2003, and 2002.

7. INCOME TAXES:

      The significant components of the net deferred income tax asset recognized in the accompanying consolidated balance sheets are as follows:

                                                                   December 31,      December 31,
                                                                       2004             2003
                                                                   ------------      ------------
Deferred income tax assets
    Accrued reserves and liabilities                               $      3,325      $      3,442
    Intangibles                                                           4,554             5,247
    State net operating loss and tax credit carryforwards                 1,139             1,112
                                                                   ------------      ------------
                                                                          9,018             9,801
    Less valuation allowance                                               (827)           (1,112)
                                                                   ------------      ------------
       Deferred income tax assets                                         8,191             8,689

Deferred income tax liabilities
    Depreciation                                                         (3,687)           (3,923)
                                                                   ------------      ------------

Net deferred income tax assets                                            4,504             4,766
Less current deferred income taxes                                        2,626             2,533
                                                                   ------------      ------------
Total non-current deferred income taxes                            $      1,878      $      2,233
                                                                   ============      ============

      The Company has net operating loss and tax credit carryforwards of varying amounts related to certain state jurisdictions that aggregate approximately $21,662 and $1.198, respectively, at December 31, 2004. If not utilized, these operating loss and tax credit carryforwards will begin to expire in 2005 and may be subject to certain limitations under state tax laws. Valuation allowances have been provided to reduce the deferred tax assets to the amounts considered more likely than not to be realized in accordance with provisions of SFAS No. 109.

      The components of income tax (benefit) expense from continuing operations, exclusive of taxes related to the discontinued operations and cumulative effect of change in accounting principle, are as follows:

                                   December 31,       December 31,        December 31,
                                      2004               2003                 2002
                                   ------------       ------------        ------------
Current                             $     1,823       $        334        $     (1,038)
Deferred                                    289              1,681               1,406
                                    -----------       ------------        ------------
    Income tax expense              $     2,112       $      2,015        $        368
                                    ===========       ============        ============

      Income tax expense from continuing operations differed from the amounts computed by applying the federal statutory rate to pretax income as follows:

                                                       December 31,        December 31,       December 31,
                                                           2004               2003                2002
                                                       ------------       -------------       ------------
Income tax expense computed by applying
    the federal statutory rate                         $      2,461       $       1,763       $        321
State income taxes, net of federal income tax
    benefit                                                     346                 238                 43
Enterprise zone tax credits                                    (311)                 --                 --
Change in valuation allowance                                  (285)                 23                (52)
Other                                                           (99)                 (9)                56
                                                       ------------       -------------       ------------
  Income tax expense from continuing operations        $      2,112       $       2,015       $        368
                                                       ============       =============       ============

8. COMMITMENTS:

      The Company leases buildings, machinery and equipment, office equipment and vehicles which are accounted for as operating leases. Some leases include renewal options and others contain purchase options. Total rental expense for operating leases was $661, $635 and $779 for the years ended December 31, 2004, 2003 and 2002, respectively.

      Commitments for future minimum lease payments under noncancellable leases as of December 31, 2004 are as follows:

                                 Operating
                                   Leases
                                 ---------
2005                             $     619
2006                                   393
2007                                   313
2008                                   287
2009                                   250
2010 - 2011                            186
                                 ---------
                                 $   2,048
                                 =========

9. BENEFIT PLAN:

      Substantially all employees of the RV Products division and the Marvair division are eligible to participate in the 401(k) plans offered by each division. Subject to certain conditions, the divisions may match up to 30% of the employees' contributions, respectively, up to a maximum of 6% of the employees' annual salary. In addition, the divisions can make an additional contribution determined at the discretion of the Company's Board of Directors. The Company's contribution to its 401(k) plans for the years ended December 31, 2004, 2003 and 2002 totaled $356, $316 and $303, respectively.

      Suburban sponsors two contributory defined benefit pension plans, the Suburban Manufacturing Company Retirement Plan ("Plan 1") and the Suburban Manufacturing Company Retirement Plan for Bargaining Employees ("Plan 2"). The plans cover substantially all Suburban Manufacturing Company employees meeting certain eligibility requirements. Assets of the plans consist of various marketable securities and investments in bond funds. The Company's funding policy is to contribute amounts that are sufficient, when added to participants' contributions, to fund the retirement benefits of all participants in accordance with the requirements of the Internal Revenue Code. On December 31, 2004, the Company elected to freeze Plan 1. The Company's contribution to the defined benefit pension plans is expected to be $342 in 2005. The actuarial measurement dates for Plan 1 are December 31, 2004 and September 30, 2003. The actuarial measurement dates for Plan 2 are September 30, 2004 and 2003.

      In accordance with SFAS No. 87, "Employers' Accounting for Pensions" an additional minimum pension liability for pension plans with accumulated benefits in excess of plan assets must be recognized. At December 31, 2004,

2003, and 2002, a minimum pension liability adjustment of $43, $431, and $950 (net of income tax benefit of $27, $270, and $595), respectively, is included in the accompanying consolidated financial statements.

                                             December 31, 2004               December 31, 2003
                                         -------------------------       -------------------------
                                          Plan 1          Plan 2          Plan 1          Plan 2
                                         ---------       ---------       ---------       --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of
    period                               $   4,659       $   3,641       $   3,811       $  2,845
Service cost                                   229             362             183            276
Interest cost                                  277             216             254            190
Benefits paid                                 (166)           (144)            (96)          (147)
Actuarial (gain) loss                         (122)           (173)              2             89
Change in assumptions                          237             148             505            388
Curtailment gain                              (295)             --              --             --
                                         ---------       ---------       ---------       --------
Benefit obligation at end of period      $   4,819       $   4,050       $   4,659       $  3,641
                                         ---------       ---------       ---------       --------

                                             December 31, 2004               December 31, 2003
                                         -------------------------       -------------------------
                                          Plan 1          Plan 2          Plan 1          Plan 2
                                         ---------       ---------       ---------       ---------
CHANGE IN PLAN ASSETS
Fair value of plan assets at
   beginning of period                   $   2,560       $   2,126       $   2,279       $   1,696
Employer contributions                         410             103             140             345
Employee contributions                          36              78              35              65
Actual return on plan assets                   153             126             202             167
Benefits paid                                 (166)           (144)            (96)           (147)
                                         ---------       ---------       ---------       ---------
Fair value of plan assets at
   end of period                         $   2,993       $   2,289       $   2,560       $   2,126
                                         ---------       ---------       ---------       ---------

Unfunded status                          $   1,826       $   1,761       $   2,099       $   1,515
Unrecognized net actuarial loss             (1,355)         (1,328)         (1,549)         (1,403)
Employer contribution after
    measurement date                            --             (57)            (31)            (46)
Adjustment to recognize minimum
    liability                                1,355           1,017           1,225           1,078
                                         ---------       ---------       ---------       ---------
Accrued benefit cost                     $   1,826       $   1,393       $   1,744       $   1,144
                                         =========       =========       =========       =========

Weighted-average assumptions:
Discount rate                                 5.66%           5.75%           6.00%           6.00%
Expected return on plan assets                8.50%           8.50%           8.50%           8.50%
Rate of compensation increase                 3.00%           3.00%           3.00%           3.00%

The Company's asset allocations at December 31, 2004 and 2003, by asset category are as follows:

                                             December 31, 2004               December 31, 2003
                                         -------------------------       -------------------------
                                          Plan 1          Plan 2          Plan 1          Plan 2
                                         ---------       ---------       ---------       ---------
Asset category
    Equities                                 61.45%          60.15%          57.56%           57.22%
    Corporate and government
        securities                           29.87%          33.30%          37.22%           38.82%
    Money funds                               8.68%           6.55%           5.22%            3.96%
                                         ---------       ---------       ---------       ----------
                                            100.00%         100.00%         100.00%          100.00%
                                         =========       =========       =========       ==========

The Company's target asset allocation range at December 31, 2004 and 2003 is as follows:

                                             December 31, 2004               December 31, 2003
                                         -------------------------       -------------------------
                                           Plan 1          Plan 2          Plan 1          Plan 2
                                         ---------       ---------       ---------       ---------
Asset category
    Equities                                    60%             60%             60%             60%
    Fixed income                                40%             40%             40%             40%
                                         ---------       ---------       ---------       ---------
                                            100.00%         100.00%         100.00%         100.00%
                                         =========       =========       =========       =========

                                       December 31, 2004             December 31, 2003             December 31, 2002
                                    -----------------------       -----------------------       -----------------------
                                     Plan 1         Plan 2         Plan 1         Plan 2         Plan 1         Plan 2
                                    --------       --------       --------       --------       --------       --------
COMPONENTS OF NET PERIODIC
    BENEFIT COST
Service cost                        $    229       $    362       $    183       $    276       $    163       $    218
Interest cost                            277            216            254            190            218            164
Expected return on plan assets          (241)          (184)          (197)          (161)          (208)          (161)
Amortization of net loss                  99             97             65             66             --             6
Employee contributions                   (33)           (67)           (31)           (57)           (31)           (55)
                                    --------       --------       --------       --------       --------       --------
Net periodic benefit cost           $    331       $    424       $    274       $    313       $    142       $    172
                                    ========       ========       ========       ========       ========       ========

Benefits expected to be paid as of December 31, 2004 are as follows:

2005                          $    255
2006                               265
2007                               291
2008                               335
2009                               387
2010 - 2014                      2,743
                              --------
                              $  4,276
                              ========

      The primary investment objective of the defined benefit pension plans is to seek and earn a total rate of return modestly greater than that provided by a portfolio equally divided between U.S. stocks and bonds. This objective desires to keep portfolio risk below that of common stocks but to pursue a return greater than that provided by bonds.

      The general approach in determining the long term rate of return is to use a weighted-average of expected returns for each major asset class, based on the target asset allocation percentages incorporated in the plan's investment strategy. The expected returns for each major asset class are based primarily on historical returns in the post World War II period. It is expected that future returns over the time horizon of the plan may be slightly less than historical returns, and therefore the actual long-term rate of return on assets assumption is set at a slightly lower level than would be determined based on historical returns alone.

10. DISCONTINUED OPERATIONS:

      During September 1997, the Company adopted a plan to discontinue its Faulkner manufacturing division. A significant amount of the assets of the division were liquidated and the liabilities were settled during 2002 and 2001. Accordingly, Faulkner is reported as a discontinued operation for the years ended December 31, 2004, 2003 and 2002.

      There were no sales and no liabilities of the Faulkner division for the years ended December 31, 2004, 2003 and 2002.

      The recovery on the disposal of Faulkner was $100 at December 31, 2002.

11. LITIGATION:

      During September 2004, the Company agreed to settle a pending lawsuit with an individual and acquire a non-exclusive license under the individual's patent. The Company paid a license fee associated with the patent and will pay a one dollar royalty for each licensed product sold by the Company during the life of the patent. The license fee is included in selling, general, and administrative expense in the accompanying 2004 consolidated statement of operations. No current product of the Company requires the payment of the one dollar royalty, and no royalty is due for any previously sold product.

      The Company is a party to various other litigation matters incidental to the conduct of its business. Management does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial position, results of operations or liquidity of the Company.

12. SUBSEQUENT EVENT:

      On February 1, 2005 the Company amended two existing letters of credit. One letter of credit was amended which decreased the amount to $376. Another letter of credit was amended which increased the amount to $1,931. The letters of credit obligate the Company to make payment in the event of default on the agreements with the insurance companies to pay workers compensation claims incurred. Management does not expect any material losses to result from this arrangement because performance is not expected to be required, and therefore, is of the opinion that the fair value of these instruments is zero.

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

     Name            Age                     Position
     ----            ---                     --------
Melvin L. Adams      59    President and Chief Executive Officer, Director
Gregory G. Guinn     56    President -- RV Products
Richard L. Schreck   52    Chief Financial Officer, Secretary, Treasurer
Lonnie L. Snook      69    Vice President -- RV Manufacturing and Engineering
George D. Wyers      72    Retired, former President -- Marvair, Director
Dean T. DuCray       64    Director
Lawrence Jones       73    Director
James A. Urry        50    Director

      Melvin L. Adams. Mr. Adams has been a Director, the Chief Executive Officer and President of Airxcel since 1991. From 1989 until 1991, he served as Executive Vice President of The Coleman Company. From 1979 through 1984, he served as General Manager of The Coleman Company's Camping Trailer Division. In 1984, he was promoted to Corporate Vice President & General Manager of Coleman's RV Group. In 1991, he and three officers of RVP led the buy out of Coleman RV Products with Berkshire Partners from MacAndrews and Forbes.

      Gregory G. Guinn. Mr. Guinn has been a Vice President of Airxcel since 1991 and was promoted to President of the RV Products Division of Airxcel, Inc. in 1999. From 1989 to 1998, he served as Vice President of Sales and Marketing of RVP. Prior to that, Mr. Guinn held various positions with The Coleman Company, including National Sales Manager and Marketing Manager of RV Products.

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

      Lonnie L. Snook. Mr. Snook has been Vice President of Airxcel since 1991 and responsible for Manufacturing and Engineering of RVP since 1984. Prior to that, Mr. Snook held various positions at The Coleman Company, including Industrial Engineer, Manager of Industrial Engineering and Production Superintendent.

      George D. Wyers. Mr. Wyers has been a director of the Company since 1997. Mr. Wyers retired as President of the Marvair Division of Airxcel on October 31, 2000. Prior to the acquisition, he served as President and Chief Executive Officer of Marvair, a position he held since 1988. Prior to joining Marvair, Mr. Wyers spent twelve years as a General Manager of a leading air conditioning equipment distributor based in Dallas, Texas.

      Dean T. DuCray. Mr. DuCray has been a director of the Company since 1996. In April 1998 Mr. DuCray retired as Chief Financial Officer and Vice President of York International Corporation, a position held since 1987, a manufacturer of heating and air conditioning equipment. Mr. DuCray is currently serving as a consultant for various companies. Mr. DuCray is designated as the audit committee financial expert and is independent since he owns less than .5% of the Company's stock.

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

      James A. Urry. Mr. Urry has been a director of the Company since 1996. Mr. Urry has been with Citigroup since 1981 and currently serves as a partner of Citigroup Venture Capital Equity Partners. He is a director of Intersil Corporation, AMI Semiconductor, Inc. and York International Corporation.

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

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS

      The compensation of executive officers of the Company is determined by the Board of Directors of the Company. The following table sets forth information concerning compensation received by the five most highly compensated officers of the Company for services rendered in the fiscal year ended December 31, 2004.

                          SUMMARY COMPENSATION TABLE

                                                            Annual Compensation             Long-Term Compensation
                                                  ---------------------------------------  ------------------------
                                                                             Other Annual          Options/  LTIP      All Other
    Name and Principal Position         Year       Salary           Bonus    Compensation  Awards   SAR(#)  Payouts  Compensation(1)
    ---------------------------         ----      ---------       ---------  ------------  ------  -------  -------  ---------------
Melvin L. Adams                         2004      $ 300,000       $ 221,280       --         --       --       --        $ 19,146
President & Chief Executive Officer     2003        300,000         351,556       --         --       --       --          18,286
                                        2002        289,585         100,000       --         --       --       --          17,180

Gregory G. Guinn                        2004        188,340         101,520       --         --       --       --          13,468
President - RVP                         2003        180,000         212,250       --         --       --       --          13,287
                                        2002        176,875          67,320       --         --       --       --          11,662

Richard L. Schreck                      2004        188,340          99,576       --         --       --       --          13,143
Chief Financial Officer, Secretary &    2003        180,000         171,746       --         --       --       --          13,011
       Treasurer                        2002        176,875          75,000       --         --       --       --          11,427

Lonnie L. Snook                         2004        150,000          83,660       --         --       --       --          13,466
Vice President - RVP Manufacturing      2003        148,334         168,004       --         --       --       --          13,511
       & Engineering                    2002        140,004          57,122       --         --       --       --          11,860

There are no other executive officers whose compensation exceeds $100,000.

----------

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

                                                   Common Stock    Percentage of    Aggregate
                                                   Beneficially       Common         Voting
        Name of Beneficial Owner                      Owned            Stock          Power
        ------------------------                   ------------    -------------    ---------
Citicorp Venture Capital, Ltd. ("CVC") (1)         1,196,573.55         65.04(2)        40.72%
  399 Park Avenue
  New York, New York 10043
Melvin L. Adams                                      141,637.30          7.70           13.31%
George D. Wyers                                      138,331.53          7.52           13.00%
Gregory G. Guinn                                      76,348.75          4.15            7.17%
Richard L. Schreck                                    76,348.75          4.15            7.17%
Lonnie L. Snook                                       61,533.75          3.34            5.78%
All directors and executive officers as a group
  (8 persons, including those named above)           512,324.24         27.84           47.44%

---------

(1) Includes shares held by employees and affiliates of CVC.

(2) Includes shares of (i) voting Class A Common Stock representing 40.72% of outstanding voting Class A Common Stock, (ii) non-voting Class B Common Stock and (iii) stock warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 19, 2003, the Company purchased the notes originally issued by Holdings from the holders for an aggregate purchase price of $3,447. These notes, which are reported at cost as notes receivable from Holdings on the accompanying 2004 consolidated balance sheet, mature November 2008. Although the Company may determine to distribute the notes to Holdings, subject to compliance with the Company's credit facility, senior subordinated notes and other debt agreements, the Company does not anticipate this will occur in the foreseeable future. Pursuant to an IRS regulation issued on August 29, 2003, the taxable income to Holdings associated with the note purchase results in a reduction to the tax basis of certain of the Company's assets and has been reflected in the accompanying consolidated financial statements as a non-cash distribution to Holdings and a decrease in deferred income tax assets.

                                     PART IV

ITEM 14. FEES PAID TO INDEPENDENT AUDITORS

      The following is a summary of fees billed by Ernst & Young LLP for audit and other professional services during the year ended December 31:

                                                                           2004        2003
                                                                         --------    --------
Audit Fees:
   Consists of fees and expenses billed for the audit of
   Airxcel's consolidated financial statements for such
   year and for the review of Airxcel's quarterly reports
   on Form 10-Q                                                          $233,173    $165,869

Audit-Related Fees:
   Consists of fees and expenses billed for the audits of Airxcel's benefit plans, assistance in documenting internal control policies
   and procedures over financial reporting and accounting consultations    41,825      98,642

Tax Fees:
   Consists of fees billed for tax advisory services,
   including compliance and planning                                      124,445      91,490

All Other Fees:                                                                --          --
                                                                         --------    --------
Total All Fees                                                           $399,443    $356,001
                                                                         ========    ========

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements are included in Part 2, Item 8:

                                                                           Page
                                                                           -----
Report of Independent Accountants                                          15
Consolidated Balance Sheets - December 31, 2004 and 2003                   16
Consolidated Statements of Operations and Comprehensive
    Income (Loss) - Years ended - December 31, 2004, 2003, and 2002        17
Consolidated Statements of Stockholder's Equity (Deficiency)
    Years ended December 31, 2004, 2003, and 2002                          18
Consolidated Statements of Cash Flows - Years ended
    December 31, 2004, 2003, and 2002                                      19
Notes to Consolidated Financial Statements                                 21

(a)(2) The following financial statement schedules are included in Item 15, Part IV of this report.

      Schedule II - Valuation and Qualifying Accounts

      Other financial statement schedules are omitted either because of the absence of the conditions under which they are required or because the required information is contained in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

            None

(c) Exhibits

      The following exhibits are incorporated by reference, except 31.1, 31.2, and 32.1, to the Airxcel, Inc. Form S-4 Registration Statement.

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

      10.21 Stock Purchase Agreement among William S. Karol and Airxcel, Inc. dated March 17, 1998.

      31.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section

            302 of the Sarbanes-Oxley Act of 2002.
      31.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Airxcel, Inc.

March 18, 2005                   /s/ Melvin L. Adams
___________________              ________________________________________
     Date                        Melvin L. Adams
                                 President, Chief Executive Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

March 18, 2005                   /s/ Melvin L. Adams
___________________              ________________________________________
     Date                        Melvin L. Adams
                                 President & Chief Executive Officer & Director
                                 (Principal Executive Officer)

March 18, 2005                   /s/ Richard L. Schreck
___________________              ________________________________________
     Date                        Richard L. Schreck
                                 Secretary, Treasurer and Chief
                                 Financial Officer (Principal Financial Officer)

March 18, 2005                   /s/ Lawrence Jones
___________________              ________________________________________
     Date                        Lawrence Jones
                                 Director

March 18, 2005                   /s/ Dean T. DuCray
___________________              ________________________________________
     Date                        Dean T. DuCray
                                 Director

March 18, 2005                   /s/ James A. Urry
___________________              ________________________________________
     Date                        James A. Urry
                                 Director

March 18, 2005                   /s/ George D. Wyers
___________________              ________________________________________
     Date                        George D. Wyers
                                 Director

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                      Balance at                  Additions     Balance at
                                      Beginning     Charged to       (1)          End of
         Description                   of Year       Expense      Deductions        Year
         -----------                   -------       -------      ----------        ----
Allowance for Doubtful Accounts
     Year ended December 31,
         2004                         $      550    $       38    $     (189)   $      399
         2003                                314           213            23           550
         2002                                295            25            (6)          314

Allowance for Discounts
     Year ended December 31,
         2004                         $      173    $    2,490    $   (2,518)   $      145
         2003                                171         2,112        (2,110)          173
         2002                                110         2,148        (2,087)          171

----------
1.    Deduction for purposes for which reserve was created.