Form 10-Q
period 2005-03-31
AIRXCEL INC
filed 2005-05-02
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                (see note below)
(Mark one)
[ ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

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

                1,000 shares of Common Stock as of March 31, 2005

     Note: This information is provided solely to comply with the obligation contained in the indenture agreement governing the
                      Company's Senior Subordinated Notes.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           March 31, 2005         December 31, 2004
                                                                           --------------         -----------------
                                                                            (Unaudited)               (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents                                               $          174         $             239
   Accounts receivable, net of allowances for doubtful accounts
      of $295 and $399, in 2005 and 2004, respectively                             19,920                    12,868
   Inventory                                                                       24,274                    24,339
   Prepaid expenses and other current assets                                        3,182                     3,190
                                                                           --------------         -----------------
       Total current assets                                                        47,550                    40,636
                                                                           --------------         -----------------
Deferred income taxes                                                               1,840                     1,878
Property, plant and equipment, net                                                 14,264                    14,855
Loan financing costs, net                                                           1,074                     1,156
Trademarks                                                                          2,900                     2,900
Other identifiable intangible assets, net                                           1,383                     1,418
Goodwill                                                                           12,973                    12,973
                                                                           --------------         -----------------
       Total assets                                                        $       81,984         $          75,816
                                                                           ==============         =================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
   Current portion of long-term debt                                       $           74         $              72
   Cash overdraft                                                                   2,789                         -
   Accounts payable                                                                11,746                     7,452
   Warranty reserve                                                                 2,806                     2,707
   Accrued interest                                                                 3,331                     1,131
   Accrued payroll                                                                  2,204                     3,776
   Accrued expenses and other current liabilities                                   3,528                     3,560
                                                                           --------------         -----------------
       Total current liabilities                                                   26,478                    18,698
                                                                           --------------         -----------------
Pension liability                                                                   2,898                     2,877
Long-term debt, net of current portion                                             85,679                    89,088
                                                                           --------------         -----------------
       Total liabilities                                                          115,055                   110,663
                                                                           --------------         -----------------

Commitments and contingencies
Stockholder's equity (deficiency):
   Common stock                                                                         1                         1
   Additional paid-in capital                                                      27,322                    27,322
   Accumulated deficit                                                            (55,488)                  (57,264)
   Accumulated other comprehensive loss                                            (1,459)                   (1,459)
   Notes receivable from Holdings                                                  (3,447)                   (3,447)
                                                                           --------------         -----------------
       Total stockholder's equity (deficiency)                                    (33,071)                  (34,847)
                                                                           --------------         -----------------
    Total liabilities and stockholder's equity (deficiency)                $       81,984         $          75,816
                                                                           ==============         =================

                             See accompanying notes.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                               THREE MONTHS ENDED

                                                                  March 31, 2005            March 31, 2004
                                                                  --------------            --------------
Net sales                                                         $       48,678            $       43,907
Cost of sales                                                             39,449                    34,808
                                                                  --------------            --------------
   Gross profit                                                            9,229                     9,099
Selling, general and administrative expense                                4,108                     4,261
                                                                  --------------            --------------
   Income from operations                                                  5,121                     4,838
Interest expense, net                                                      2,418                     2,631
Other expense, net                                                            16                        26
                                                                  --------------            --------------

     Income before income tax expense                                      2,687                     2,181
Income tax expense                                                           911                       838
                                                                  --------------            --------------

Net income                                                        $        1,776            $        1,343
                                                                  ==============            ==============

                             See accompanying notes.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                               THREE MONTHS ENDED

                                                                  March 31, 2005            March 31, 2004
                                                                  --------------            --------------
Cash flows from operating activities:
   Net income                                                     $        1,776            $        1,343
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                         771                       759
       Amortization of financing costs                                       129                       118
       Deferred income taxes                                                 112                       838
       Provision for doubtful accounts                                       (58)                       16
       Loss on disposition of property, plant and equipment                    2                         5
       Changes in operating assets and liabilities:
         Accounts receivable                                              (6,994)                   (4,764)
         Inventories                                                          65                    (1,327)
         Other assets                                                        (66)                     (244)
         Accounts payable                                                  4,294                     4,076
         Accrued expenses and other liabilities                              718                     1,386
                                                                  --------------            --------------
           Net cash provided by operating activities                         749                     2,206
                                                                  --------------            --------------

Cash flows from investing activities:
   Capital expenditures                                                     (141)                     (374)
   Other                                                                      (6)                      (12)
                                                                  --------------            --------------
              Net cash used in investing activities                         (147)                     (386)
                                                                  --------------            --------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                               36,002                    36,276
   Principal payments on long-term debt                                  (39,411)                  (39,091)
   Cash overdraft                                                          2,789                     1,364
   Financing costs incurred                                                  (47)                        -
                                                                  --------------            --------------
           Net cash used in financing activities                            (667)                   (1,451)
                                                                  --------------            --------------

           Net increase (decrease) in cash and cash equivalents              (65)                      369
   Cash and cash equivalents, beginning of period                            239                        33
                                                                  --------------            --------------
   Cash and cash equivalents, end of period                       $          174            $          402
                                                                  ==============            ==============

                             See accompanying notes.

                                  AIRXCEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                 (in thousands)
                                   (Unaudited)

1.    BASIS OF PRESENTATION:

      The accompanying interim consolidated financial statements have not been audited but reflect normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited consolidated financial statements and the notes therein for the fiscal year ended December 31, 2004 included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 18, 2005. The results of operations for any interim period are not necessarily indicative of results for the full year or for any subsequent quarter.

2.    ORGANIZATION AND BUSINESS:

Airxcel, Inc. (the "Company") is a wholly-owned subsidiary of Airxcel Holdings Corporation (Holdings); formerly known as RV Holdings Corporation. The Company, formerly known as Recreation Vehicle Products, Inc. is engaged in designing, manufacturing and marketing recreation vehicle air conditioning equipment in the United States, Canada and certain international markets. On November 10, 1997, the Company acquired substantially all of the net assets, properties and rights and assumed certain related liabilities of Crispaire Corporation, currently operating as Marvair ("Marvair"), a division of Airxcel, Inc., which designs, manufactures and markets specialty wall mount air conditioners, packaged terminal air conditioners with gas heat, environmental control units, heat pumps for the heating, ventilating and air conditioning (HVAC) industry and marine reverse cycle air conditioners. Marvair markets its products to companies involved in modular construction, telecommunications, utilities, pleasure yacht manufacturers and school districts located throughout the United States and selected foreign markets. On March 17, 1998 the Company acquired 100% of the outstanding stock of Suburban Manufacturing Company, formerly KODA Enterprises Group, Inc. ("Suburban"). Suburban, a wholly-owned subsidiary is a designer and manufacturer of heating, water heating, and cooking appliances for the recreation vehicle industry and other specialty products for the HVAC industry. On November 3, 2000 the Company acquired substantially all of the net assets, properties and rights and assumed certain related liabilities of Instafreeze, Inc. ("Insta Freeze"). The operations of Insta Freeze were consolidated into the Company and the Insta Freeze entity was dissolved December 22, 2003. The Company and its subsidiaries collectively sell HVAC and appliance related groups of products, as defined by Statement of Financial Accounting Standards (SFAS) No. 131, to the RV, telecommunications and school customers, as described above. Due to the similarities of the economic characteristics, production processes, customers, distribution methods and regulatory environment of the Company's products, the Company is managed, operated and reported as one segment.

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

3.    INVENTORIES:

      Inventory consists of the following:

                                                       March 31, 2005            December 31, 2004
                                                       --------------            -----------------
Raw materials                                          $       11,319            $          11,309
Work-in-process                                                 2,202                        1,991
Finished goods                                                 10,753                       11,039
                                                       --------------            -----------------
                                                       $       24,274            $          24,339
                                                       ==============            =================

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

Changes in the Company's product warranty liability during the period are as follows:

Balance, beginning of period                                 $      2,707
Warranties provided for during the period                             556
Settlements made during the period                                   (607)
Changes in liability for pre-existing warranties
  during the period, including expirations                            150
                                                             ------------
Balance, end of period                                       $      2,806
                                                             ============

5.    INCOME TAXES:

      The effective income tax rate decreased during the quarter ended March 31, 2005 as a result of the use of certain federal tax credits.

6.    CONTINGENCY:

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

7.    BENEFIT PLAN

      The Company's funding policy is to contribute amounts that are sufficient, when added to participants' contributions, to fund the retirement benefits of all participants in accordance with the requirements of the Internal Revenue Code. On December 31, 2004, the Company elected to freeze the Suburban Manufacturing Company Retirement Plan for Bargaining Employees.

      The components of net periodic pension benefit for the three months ended March 31, 2005 and 2004 for Suburban Manufacturing Company Retirement Plan ("Plan 1") and the Suburban Manufacturing Company Retirement Plan for Bargaining Employees ("Plan 2") were:

                                            March 31, 2005                    March 31, 2004
                                    ----------------------------        --------------------------
                                       Plan 1           Plan 2            Plan 1          Plan 2
                                    -----------       ----------        ----------      ----------
Service cost                        $         -       $       95        $       57      $       90
Interest cost                                68               57                69              54
Expected return on plan assets              (62)             (53)              (60)            (46)
Amortization of net loss                     20               20                25              24
Expected employee contributions               -              (17)               (8)            (16)
                                    -----------       ----------        ----------      ----------
Net periodic benefit cost           $        26       $      102        $       83      $      106
                                    ===========       ==========        ==========      ==========

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

      Net sales. Net sales increased 10.9% from $43.9 million in 2004 to $48.7 million in 2005. Approximately 35% of the net sales increase was due to increased sales volume within the telecommunication industry. Increases due to volume growth in appliance related products within the RV industry contributed 23% of the net sales increase while the remaining increase is attributable to increased HVAC sales volume within the RV industry. The effects of pricing changes on net sales were not significant during the year.

      Gross Profit. Gross profit increased 1.1% from $9.1 million (21% of net sales) in 2004 to $9.2 million (19% of net sales) in 2005. The increase was attributable to the effects of higher sales volume described above which was substantially offset by $1.1 million of higher commodity prices for key raw materials such as steel, aluminum and copper of which only $.3 million was passed on to customers through price increases. Unfavorable changes in the mix of products sold also contributed to the decline in gross profit percent.

      Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense decreased 4.7% from $4.3 million in 2004 (10% of net sales) to $4.1 million in 2005 (8% of net sales), primarily due to decreased promotional expenses in an effort to mitigate the effects of the gross profit erosion due to the commodity price increases described above.

      Interest expense. Interest expense decreased 7.7% from $2.6 million in 2004 to $2.4 million in 2005 primarily due to reductions in average long term borrowings outstanding resulting from improved operating cash flows.

      Income tax expense. Income tax expense increased from $.8 million in 2004 to $.9 million in 2005, related principally to higher pretax income, offset slightly by the use of certain federal tax credits.

      Net income. Net income improved from $1.3 million in 2004 to $1.8 million in 2005 primarily as a result of an increase in gross profit and a decrease in selling, general and administrative expense and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

      For the three months ended March 31, 2005, the Company generated $.7 million in net cash flow from operating activities compared to $2.2 million in the three months ended March 31, 2004. The decline was primarily the result of the effects of an increase in accounts receivable on higher sales volume being more than offset by the higher net income.

      Capital expenditures totaled $.1 million for three months ended March 31, 2005 compared to $.4 million for the same period in 2004.

      The outstanding borrowing on the Company's credit facility at March 31, 2005 is $5.6 million which is approximately $3.4 million less than that outstanding at December 31, 2004. The net repayment was made possible from operating cash flows in 2005.

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

      The Company was in compliance with these ratios at March 31, 2005 and 2004. The Company anticipates that they will continue to comply in 2005 with the financial covenants. Management's current business plan estimates working capital levels and operating profitability. The achievement of this plan is necessary for compliance with various financial covenants during 2005. The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenants; however, there can be no assurance that such amendment or waiver will be obtained. In the event that a waiver cannot be obtained, the Company would be required to refinance the debt or would be in default of the credit agreement which, in turn, could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

      Certain covenants under the $80 million Indenture must be met in the event the Company incurs any Indebtedness (including Acquired Indebtedness) except for Permitted Indebtedness, as defined in the Indenture agreement as of November 10, 1997. In such event, the Company must meet a Consolidated Coverage Ratio greater than 2.25. The calculation of Consolidated Coverage Ratio is defined as Adjusted EBITDA divided by interest expense. At March 31, 2005, no Indebtedness requiring such covenant compliance was outstanding. The Company anticipates that, in the event the Company incurred any Indebtedness, as defined by the Indenture agreement, it will be in compliance with the financial covenant. The possibility exists that the covenant will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenant; however, there can be no assurance that such amendment or waiver will be obtained. In the event that a waiver cannot be obtained, the Company would be required to refinance the debt or would be in default of the Indenture agreement which, in turn, could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk on variable rate financial instruments: The Company maintains a $25 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's outstanding borrowings under the credit facility of $5.6 million as of March 31, 2005 and an average interest rate of 4.2% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $56,000 annually.

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

                                           Airxcel, Inc.

         5-2-05                            /s/ Melvin L. Adams
-----------------------------              -------------------------------------
         Date                              Melvin L. Adams
                                           President and Chief Executive Officer

         5-2-05                            /s/ Richard L. Schreck
-----------------------------              -------------------------------------
         Date                              Richard L. Schreck
                                           Secretary/Treasurer and
                                           Chief Financial Officer