Form 10-Q
period 2005-06-30
AIRXCEL INC
filed 2005-08-12
CIK 1050096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      INFORMATION SPECIFIED IN FORM 10-Q
                          (see explanatory note below)

(Mark one)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. YES   XX  NO
                                              -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                1,000 shares of Common Stock as of June 30, 2005

NOTE: This information is provided solely to comply with the obligation contained in the indenture agreement governing the Company's Senior Subordinated Notes.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                  AIRXCEL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  June 30, 2005   December 31, 2004
                                                                  -------------   -----------------
                                                                   (Unaudited)         (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents                                        $    421               239
   Accounts receivable, net of allowances for doubtful accounts
      of $318 and $399, in 2005 and 2004, respectively                19,579            12,868
   Inventories                                                        26,627            24,339
   Deferred income taxes                                               2,693             2,627
   Other current assets                                                  627               563
                                                                    --------          --------
      Total current assets                                            49,947            40,636
                                                                    --------          --------
Deferred income taxes                                                  1,797             1,878
Property, plant and equipment, net                                    13,619            14,855
Loan financing costs, net                                                900             1,156
Trademarks                                                             2,900             2,900
Other identifiable intangible assets, net                              1,371             1,418
Goodwill                                                              12,973            12,973
                                                                    --------          --------
      Total assets                                                  $ 83,507          $ 75,816
                                                                    ========          ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
   Current portion of long-term debt                                $     75          $     72
   Cash overdraft                                                      5,367                --
   Accounts payable                                                   11,260             7,452
   Warranty reserve                                                    3,065             2,707
   Accrued interest                                                    1,119             1,131
   Accrued payroll                                                     2,602             3,776
   Income tax payable                                                  1,929               839
   Accrued expenses and other current liabilities                      2,619             2,721
                                                                    --------          --------
      Total current liabilities                                       28,036            18,698
                                                                    --------          --------
Pension liability                                                      2,982             2,877
Long-term debt, net of current portion                                84,160            89,088
                                                                    --------          --------
      Total liabilities                                              115,178           110,663
                                                                    --------          --------

Commitments and contingencies
Stockholder's equity (deficiency):
   Common stock                                                            1                 1
   Additional paid-in capital                                         27,322            27,322
   Accumulated deficit                                               (54,088)          (57,264)
   Accumulated other comprehensive loss                               (1,459)           (1,459)
   Notes receivable from Holdings                                     (3,447)           (3,447)
                                                                    --------          --------
         Total stockholder's equity (deficiency)                     (31,671)          (34,847)
                                                                    --------          --------
      Total liabilities and stockholder's equity (deficiency)       $ 83,507          $ 75,816
                                                                    ========          ========

                             See accompanying notes.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                              Three Months Ended    Six Months Ended
                                                   June 30,             June 30,
                                              ------------------   -----------------
                                                2005      2004       2005      2004
                                              -------    -------   -------   -------
Net sales                                     $50,941    $50,045   $99,619   $93,952
Cost of sales                                  41,637     40,269    81,086    75,077
                                              -------    -------   -------   -------
   Gross profit                                 9,304      9,776    18,533    18,875
Selling, general and administrative expense     4,214      4,130     8,322     8,391
                                              -------    -------   -------   -------
   Income from operations                       5,090      5,646    10,211    10,484
Interest expense, net                           2,418      2,635     4,836     5,266
Other expense, net                                391         88       407       114
                                              -------    -------   -------   -------

      Income before income tax expense          2,281      2,923     4,968     5,104
Income tax expense                                881        948     1,792     1,786
                                              -------    -------   -------   -------
   Net income                                 $ 1,400    $ 1,975   $ 3,176   $ 3,318
                                              =======    =======   =======   =======

                             See accompanying notes.

                                  AIRXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                SIX MONTHS ENDED

                                                                  June 30, 2005   June 30, 2004
                                                                  -------------   -------------
Cash flows from operating activities:
   Net income                                                        $  3,176       $  3,318
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                     1,516          1,517
      Amortization of financing costs                                     258            236
      Deferred income taxes                                                15            291
      Provision for bad debt                                               35            129
      Loss on sale of property, plant and equipment                         1             64
      Changes in operating assets and liabilities:
         Accounts receivable                                           (6,746)        (5,158)
         Inventories                                                   (2,288)        (2,429)
         Other assets                                                     (64)          (230)
         Accounts payable                                               3,808          5,058
         Accrued expenses and other liabilities                           265          1,857
                                                                     --------       --------
            Net cash provided by (used in) operating activities           (24)         4,653
                                                                     --------       --------

Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment                      1              1
   Capital expenditures                                                  (213)          (686)
   Other                                                                  (22)           (46)
                                                                     --------       --------
            Net cash used in investing activities                        (234)          (731)
                                                                     --------       --------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                            84,165         80,301
   Principal payments on long-term debt                               (89,090)       (85,037)
   Cash overdraft                                                       5,367          3,352
   Financing costs incurred                                                (2)            --
                                                                     --------       --------
            Net cash provided by (used in) financing activities           440         (1,384)
                                                                     --------       --------

            Net increase in cash and cash equivalents                     182          2,538
   Cash and cash equivalents, beginning of period                         239             33
                                                                     --------       --------
   Cash and cash equivalents, end of period                          $    421       $  2,571
                                                                     ========       ========

                             See accompanying notes.

                                  AIRXCEL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                 (in thousands)
                                   (Unaudited)

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

3.   INVENTORIES:

     Inventories consist of the following:

                  June 30, 2005   December 31, 2004
                  -------------   -----------------
Raw materials        $11,231           $11,309
Work-in-process        1,881             1,991
Finished goods        13,515            11,039
                     -------           -------
                     $26,627           $24,339
                     =======           =======

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

Changes in the Company's product warranty liability during the period are as follows:

                                                             Three months ended   Six months ended
                                                                June 30, 2005       June 30, 2005
                                                             ------------------   ----------------
Balance, beginning of period                                       $2,806             $ 2,707
Warranties issued during the period                                   649               1,205
Settlements made during the period                                   (579)             (1,186)
Changes in estimated liability for pre-existing warranties
   during the period, including expirations                           189                 339
                                                                   ------             -------
Balance, end of period                                             $3,065             $ 3,065
                                                                   ======             =======

5.   INCOME TAXES:

     The effective income tax rate increased during the quarter ended June 30, 2005, to a normalized rate for the Company. The lower effective income tax rate for the quarter ended June 30, 2004 is impacted by the utilization of significant state tax credits and certain state tax loss carryforwards realized in 2004.

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

7.   BENEFIT PLAN

     The Company's funding policy is to contribute amounts that are sufficient, when added to participants' contributions, to fund the retirement benefits of all participants in accordance with the requirements of the Internal Revenue Code. On December 31, 2004, the Company elected to freeze the Suburban Manufacturing Company Retirement Plan.

     The components of net periodic pension benefit for the three months and six months ended June 30, 2005 and 2004 for Suburban Manufacturing Company Retirement Plan ("Plan 1") and the Suburban Manufacturing Company Retirement Plan for Bargaining Employees ("Plan 2") were:

                                          Three months ended                   Six months ended
                                  ---------------------------------   ---------------------------------
                                   June 30, 2005     June 30, 2004     June 30, 2005     June 30, 2004
                                  ---------------   ---------------   ---------------   ---------------
                                  Plan 1   Plan 2   Plan 1   Plan 2   Plan 1   Plan 2   Plan 1   Plan 2
                                  ------   ------   ------   ------   ------   ------   ------   ------
Service cost                       $ --     $ 95     $ 57     $ 90     $  --    $ 190    $ 114    $180
Interest cost                        68       57       69       54       136      114      138     108
Expected return on plan assets      (62)     (53)     (60)     (46)     (124)    (106)    (120)    (92)
Amortization of net loss             20       20       25       24        40       40       50      48
Expected employee contributions      --      (17)      (8)     (16)       --      (34)     (16)    (32)
                                   ----     ----     ----     ----     -----    -----    -----    ----
Net periodic benefit cost          $ 26     $102     $ 83     $106     $  52    $ 204    $ 166    $212
                                   ====     ====     ====     ====     =====    =====    =====    ====

8.   SUBSEQUENT EVENT

     On July 21, 2005, Airxcel Holdings, Inc., a Delaware corporation (the "Company") and parent company to Airxcel, Inc., entered into an Agreement and Plan of Merger (the "Merger Agreement") with AHI Holdings, Inc., a Delaware corporation ("Parent"), AHI Transitory Sub, Inc., a Delaware corporation ("Merger Sub") and wholly owned subsidiary of Parent, and solely for purposed of
Article VIII of the Merger Agreement, Citigroup Venture Capital, Ltd., a New York corporation, as Stockholder Representative (the "Stockholder Representative"), for the purchase of the Company. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company being the surviving corporation (the "Merger").

     The closing of the transactions contemplated by the Merger Agreement is subject to customary closing conditions, including with respect to Parent's debt financing of a portion of the aggregate purchase price. The Merger Agreement permits the Company, Parent or Merger Sub to terminate the Merger Agreement under certain circumstances if the merger has not been consummated on or before September 30, 2005. In connection with the closing of the transactions contemplated by the Merger Agreement, the Company intends to redeem or repurchase all of its Series A and Series B 11% Senior Subordinated Notes due 2007. The Company expects the transaction to close August 31, 2005.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales. Net sales increased 1.8% from $50.0 million to $50.9 million in the quarter ended June 30, 2005 as compared to the corresponding quarter of 2004. For the six months ended June 30, 2005 net sales increased 6.0% from $94.0 million to $99.6 million in the same six months of 2004. For the quarter ended June 30, 2005 net sales increased in comparison to the same period of 2004 primarily due to increased sales volume within the telecommunication industry of approximately $1.6 million and increased school sales of approximately $1.1 million. Reduced sales volume within the RV industry virtually offset a portion of these increases. For the six months ended June 30, 2005 net sales increased in comparison to the same period of 2004 by approximately $3.4 million and $1.4 million due to increased sales volume within the telecommunication and school industries, respectively. The effects of price changes on net sales were not significant during the year.

     Gross Profit. Gross profit decreased 5.1% from $9.8 million (19% of net sales) to $9.3 million (18% of net sales) in the quarter ended June 30, 2005 as compared to the corresponding quarter of 2004. For the six months ended June 30, 2005 gross profit decreased 2.1% from $18.9 million (20% of net sales) to $18.5 million (19% of net sales) in the same six months of 2004. For the six months ended June 30, 2005, the decrease was attributable to approximately $1.6 million of higher commodity prices for key raw materials such as steel, aluminum and copper of which only $.6 million was passed on to customers through price increases. Increased efficiency in plant operations due to increased volume in the school and telecommunication industries partially offset the higher commodity prices.

     Selling, general and administrative expense (including amortization of intangible assets and computer software). Selling, general and administrative expense increased 2.4% from $4.1 million (8% of net sales) to $4.2 million (8% of net sales) in the quarter ended June 30, 2005 as compared to the corresponding quarter of 2004. For the six months ended June 30, 2005 selling, general and administrative expense decreased 1.2% from $8.4 million (9% of net sales) to $8.3 million (8% of net sales) in the same six months as 2004. For the six months ended June 30, 2005, the decrease as a percent of net sales is due primarily to the relative fixed nature of these expenses and the increased sales.

     Interest expense. Interest expense decreased slightly from $2.7 million to $2.4 million in the quarter ended June 30, 2005 as compared to the corresponding quarter of 2004. For the six months ended June 30, 2005 interest expense decreased from $5.3 million to $4.8 million in the same six months of 2004. The decrease is primarily due to reductions in average long term borrowings outstanding resulting from improved operating cash flows and the $10 million bond repurchase in August 2004.

     Other expense, net. Other expense increased from $.1 million to $.4 million in the quarter ended June 30, 2005 as compared to the corresponding quarter of 2004. For the six months ended June 30, 2005, other expense increased from $.1 million to $.4 million in the same six months of 2004. The increase is primarily due to transactions costs of $.3 million incurred incidental to the Company entering into an Agreement and Plan of merger with AHI Holdings, Inc. as disclosed in the Company's 8-K filing dated July 27, 2005.

     Income tax expense. Income tax expense remained constant at $.9 million in the quarter ended June 30, 2005 and 2004. For the six months ended June 30, 2005 and 2004 income tax expense remained constant at $1.8 million. The effective income tax rate increased from 32.4% to 38.6% in the quarter ended June 30, 2005 as compared to the corresponding quarter of 2004 as a result of the utilization of significant state tax credits and certain state tax loss carryforwards realized in 2004.

     Net income. Net income decreased 30% from $2.0 million to $1.4 million in the quarter ended June 30, 2005 as compared to the corresponding quarter of 2004. The decrease is primarily a result of the decrease in gross profit and an increase in other expenses as discussed above. For the six months ended June 30, 2005, net income decreased from $3.3 million to $3.2 million in the same six months of 2004, primarily as a result of decreased gross profit and the increase in other expenses partially offset by decreased interest expense as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 2005, the Company used $24,000 in net cash flow from operating activities compared to generating cash from operating activities of $4.7 million in the six months ended June 30, 2004. The decline was primarily the result of the effects of an increased working capital investment, specifically an increase in accounts receivable related to higher sales volume, coupled with lower growth in accounts payable and accrued expenses and other liabilities due to the timing of payments in comparison to the same period of 2004.

     Capital expenditures totaled $.2 million for the six months ended June 30, 2005 compared to $.7 million for the same period in 2004.

     The outstanding borrowing on the Company's credit facility at June 30, 2005 is $4.1 million which is approximately $4.9 million less than that outstanding at December 31, 2004. The effect of this net repayment was substantially offset by the cash overdraft position, representing outstanding checks at June 30, 2005.

     Covenants under the Company's revolving credit facility with the bank restrict the ability, subject to certain exceptions, to dispose of assets, incur additional indebtedness, guarantee obligations, prepay other indebtedness or amend other debt instruments, make distributions or pay dividends, redeem or repurchase capital stock, create liens on assets, make acquisitions, engage in mergers or consolidations, and change the business conducted by the Company. In addition, the Company is required to maintain compliance with a fixed charge coverage ratio of 1.00 and maintain a minimum effective capital balance (calculated as stockholder's equity (deficiency) plus the $80 million in senior subordinated notes payable) of $36 million.

     The Company was in compliance with these ratios at June 30, 2005 and 2004. The Company anticipates that it will continue to comply in 2005 with the financial covenants. Management's current business plan estimates working capital levels and operating profitability. The achievement of this plan is necessary for compliance with various financial covenants during 2005. The possibility exists that certain financial covenants will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenants; however, there can be no assurance that such amendment or waiver will be obtained. In the event that a waiver cannot be obtained, the Company would be required to refinance the debt or would be in default of the credit agreement which, in turn, could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

     Certain covenants under the $80 million Indenture must be met in the event the Company incurs any Indebtedness (including Acquired Indebtedness) except for Permitted Indebtedness, as defined in the Indenture agreement as of November 10, 1997. In such event, the Company must meet a Consolidated Coverage Ratio greater than 2.25. The calculation of Consolidated Coverage Ratio is defined as Adjusted EBITDA divided by interest expense. At June 30, 2005, no Indebtedness requiring such covenant compliance was outstanding. The Company anticipates that, in the event the Company incurred any Indebtedness, as defined by the Indenture agreement, it will be in compliance with the financial covenant. The possibility exists that the covenant will not be met if business conditions are other than as anticipated. In such event, the Company would need an amendment or waiver of such financial covenant; however, there can be no assurance that such amendment or waiver will be obtained. In the event that a waiver cannot be obtained, the Company would be required to refinance the debt or would be in default of the Indenture agreement which, in turn, could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

     On July 21, 2005, Airxcel Holdings, Inc., a Delaware corporation (the "Company") and parent company to Airxcel, Inc., entered into an Agreement and Plan of Merger (the "Merger Agreement") with AHI Holdings, Inc., a Delaware corporation ("Parent"), AHI Transitory Sub, Inc., a Delaware corporation ("Merger Sub") and wholly owned subsidiary of Parent, and solely for purposed of
Article VIII of the Merger Agreement, Citigroup Venture Capital, Ltd., a New York corporation, as Stockholder Representative (the "Stockholder Representative"), for the purchase of the Company. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company being the surviving corporation (the "Merger").

     The closing of the transactions contemplated by the Merger Agreement is subject to customary closing conditions, including with respect to Parent's debt financing of a portion of the aggregate purchase price. The Merger Agreement permits the Company, Parent or Merger Sub to terminate the Merger Agreement under certain circumstances if the merger has not been consummated on or before September 30, 2005. In connection with the closing of the transactions contemplated by the Merger Agreement, the Company intends to redeem or repurchase all of its Series A and Series B 11% Senior Subordinated Notes due 2007. The Company expects the transaction to close August 31, 2005.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk on variable rate financial instruments: The Company maintains a $25 million credit facility which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's outstanding borrowings under the credit facility of $4.1 million as of June 30, 2005 and an average interest rate of 4.7% per annum, a 1% increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $41,000 annually.

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

     Form 8-K filed on July 27, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Airxcel, Inc.


8-12-05                                 /s/ Melvin L. Adams
Date                                    ----------------------------------------
                                        Melvin L. Adams
                                        President and Chief Executive Officer


8-12-05                                 /s/ Richard L. Schreck
Date                                    ----------------------------------------
                                        Richard L. Schreck
                                        Secretary/Treasurer and
                                        Chief Financial Officer